Form 10QSB
period 1997-03-31
VERMILION BANCORP INC
filed 1997-05-14
CIK 1027820

                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    Form 10-QSB

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934

    For the quarterly period ended March 31, 1997

___TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

   For the transition period from __________________ to __________________.

      Commission file number: 333-17227

                            Vermilion Bancorp, Inc.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                            37-1363755
(State or other jurisdiction of           (IRS Employer
incorporation or organization)             Identification No.)


   714 North Vermilion Street, Danville, Illinois 61832
-------------------------------------------------------------------------------
                (Address of principal executive offices)

 (217) 442-0270
-------------------------------------------------------------------------------
                     (Issuer's telephone number)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          1) Yes X   No
                ---    ---
          2) Yes     No X
                ---    ---

    365,353 shares of the registrant's common stock, par value $0.01 per share, were outstanding at May 8, 1997.

                            Vermilion Bancorp, Inc.
                                Table of Contents

                                                                         PAGE
-----------------------------------------------------------------------------

Part 1.           Financial Information

   Item 1.        Financial Statements                                     3

   Item 2.        Management's Discussion and Analysis
                  of Financial Condition and Results of Operations         8

Part 2.           Other Information

  Item 1.         Legal Proceedings                                        12

  Item 2.         Changes in Securities                                    12

  Item 3.         Defaults Upon Senior Securities                          12

  Item 4.         Submission of Matters to a Vote of Security Holders      12

  Item 5.         Other Information                                        12

  Item 6.         Exhibits and Reports on Form 8-K                         12

  Signatures                                                               13

                         VERMILION BANCORP, INC. AND SUBSIDIARY
                                Consolidated Balance Sheet
                       As of March 31, 1997 and September 30, 1996
                                        (Unaudited)

                                                                   MARCH 31,    SEPTEMBER 30,
                                                                     1997           1996
                                                                 -------------  -------------

Assets

  Cash and due from banks.....................................      $     75,470    $     359,747
  Interest-bearing demand deposits............................         5,135,061          429,451
                                                                    -------------    ------------
      Cash and cash equivalents...............................        5,210,531           789,198
  Interest-bearing time deposits..............................           99,000            99,000
  Investment securities
   Available for sale.........................................        1,597,604          2,221,693
   Held to maturity...........................................        3,554,960          4,336,559
                                                                   -------------      ------------
      Total investment securities.............................        5,152,564          6,558,252
  Loans.......................................................       27,545,483         27,079,584
   Allowance for loan losses..................................         (139,337)          (143,349)
                                                                  -------------      -------------
      Net loans...............................................       27,406,146         26,936,235
  Premises and equipment......................................          452,118            466,928
  Federal Home Loan Bank stock................................          269,000            269,000
  Other assets................................................          309,279            340,599
                                                                   -------------      ------------
      Total assets............................................     $  38,898,638     $  35,459,212
                                                                   -------------     -------------
                                                                   -------------     -------------

Liabilities
  Deposits
    Noninterest-bearing.........................................   $   1,233,780     $     165,593
    Interest-bearing............................................      29,748,675        30,558,460
                                                                   -------------     -------------
      Total deposits..........................................        30,982,455        30,724,053
  Federal Home Loan Bank borrowings...........................         2,000,000         2,000,000
  Other liabilities...........................................           184,081           380,010
                                                                    -------------    -------------
      Total liabilities.......................................        33,166,536        33,104,063
                                                                    -------------    -------------
Stockholders Equity
  Preferred stock, $0.01 par value
    Authorized and unissued--400,000 shares
  Common stock, $0.01 par value
    Authorized--1,600,000 shares
    Issued--396,741 shares
    Outstanding--365,353 shares...............................             3,968        --
  Paid-in-capital.............................................         3,628,554        --
  Retained earnings...........................................         2,438,506         2,370,504
  Less:
  Unrealized loss on securities available for sale............           (25,053)          (15,355)
  Unearned employee stock ownership plan shares...............          (313,873)       --
                                                                   -------------     -------------
      Total stockholders equity...............................         5,732,102         2,355,149
                                                                   -------------     -------------
      Total liabilities and stockholders  equity..............     $  38,898,638     $  35,459,212
                                                                   -------------     -------------
                                                                   -------------     -------------


See note to consolidated financial statements.

                                       VERMILION BANCORP, INC. AND SUBSIDIARY
                                           Consolidated Statement of Income
                      For the Six Months Ended March 31, 1997 and March 31, 1996 (Unaudited)


                                                                        1997              1996
                                                                   --------------     ------------

Interest Income
  Loans receivable............................................        $1,140,182      $  1,134,860
  Investment securities.......................................           204,590           101,507
  Deposits with financial institutions........................            25,888            41,218
                                                                    ------------       -----------
      Total interest income...................................         1,370,660         1,277,585
                                                                    ------------       -----------
Interest Expense
  Deposits....................................................           836,237           843,199
  Federal Home Loan Bank borrowings...........................            58,948            47,841
                                                                    ------------       -----------
      Total interest expense..................................           895,185           891,040
                                                                    ------------       -----------
Net Interest Income...........................................           475,475           386,545
  Provision for losses on loans...............................             2,000             4,026
                                                                    ------------        -----------
Net Interest Income After Provision for
       Losses on Loans........................................           473,475            382,519
                                                                    ------------        -----------
Noninterest Income
  Loan fees...................................................            10,035             11,308
  Other income................................................            17,811             19,482
                                                                    ------------        -----------
      Total noninterest income................................            27,846             30,790
                                                                    ------------        -----------
Noninterest Expense
  Salaries and employee benefits..............................           229,433            162,310
  Net occupancy expenses......................................            55,227             47,316
  Data processing fees........................................            21,644             20,358
  Deposit insurance expense...................................             4,936             36,033
  Printing and office supplies................................             8,059             14,510
  Legal and professional fees.................................            25,263             31,882
  Advertising and promotion...................................             7,715             17,661
  Director and committee fees.................................            18,900             12,000
  Other expenses..............................................            52,142             34,424
                                                                   -------------        -----------
      Total noninterest expense...............................           423,319            376,494
                                                                   -------------        -----------
Income (Loss) Before Income Tax...............................            78,002             36,815
  Income tax expense..........................................            10,000              4,000
                                                                   -------------        -----------
Net Income (Loss).............................................       $    68,002       $     32,815
                                                                    ------------        -----------
                                                                    ------------        -----------


See notes to consolidated financial statements.


                                        VERMILION BANCORP, INC. AND SUBSIDIARY
                                           Consolidated Statement of Income
                     For the Three Months Ended March 31, 1997 and March 31, 1996 (Unaudited)


                                                                          1997              1996
                                                                       ----------        ----------

Interest Income
  Loans receivable..............................................     $     521,918        $   570,286
  Investment securities.........................................           164,277             46,492
  Deposits with financial institutions..........................            11,154             25,071
                                                                      ------------        -----------
      Total interest income.....................................           697,349            641,849
                                                                      ------------        -----------
Interest Expense
  Deposits......................................................           414,503            417,557
  Federal Home Loan Bank borrowings.............................            29,150             29,473
                                                                      ------------        -----------
      Total interest expense....................................           443,653            447,030
                                                                      ------------        -----------
Net Interest Income.............................................           253,696            194,819
  Provision for losses on loans.................................             2,000              4,000
                                                                      ------------        -----------
Net Interest Income After Provision for
       Losses on Loans..........................................           251,696            190,819
                                                                      ------------        -----------
Noninterest Income
  Loan fees.....................................................             6,957               4,802
  Other income..................................................            12,363              11,021
                                                                      ------------         -----------
      Total noninterest income..................................            19,320              15,823
                                                                      ------------         -----------
Noninterest Expense
  Salaries and employee benefits................................           142,319              82,575
  Net occupancy expenses........................................            23,735              22,867
  Data processing fees..........................................            12,795              10,443
  Deposit insurance expense.....................................             4,936              17,908
  Printing and office supplies..................................             5,232               6,976
  Legal and professional fees...................................             4,203              10,765
  Advertising and promotion.....................................             2,846              10,010
  Director and committee fees...................................             8,850               6,000
  Other expenses................................................            32,088              16,396
                                                                      ------------         -----------
      Total noninterest expense.................................           237,004             183,940
                                                                      ------------         -----------
Income (Loss) Before Income Tax.................................            34,012              22,702
  Income tax expense............................................             4,000               2,000
                                                                      ------------          -----------
Net Income (Loss)...............................................       $    30,012           $   20,702
                                                                      ------------          -----------
                                                                      ------------          -----------


See notes to consolidated financial statements.

                                      VERMILION BANCORP, INC. AND SUBSIDIARY
                                       Consolidated Statement of Cash Flows
                        Six Months Ended March 31, 1997 and March 31, 1996 (Unaudited)


                                                                        1997         1996
                                                                    ------------  -----------

Operating Activities
  Net income (loss).................................................  $     68,002  $    32,185

  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities
   Provision for loan losses.........................................        2,000        4,026
   Investment securities amortization (accretion), net...............       (8,376)        (984)
   Depreciation......................................................       18,474       18,474
   Net change in:
     Other assets.....................................................      34,553      (78,371)
     Other liabilities................................................    (195,929)     (57,695)
                                                                      ------------  -----------

     Net cash used by operating activities............................     (81,276)     (82,365)
                                                                      ------------  -----------

Investing Activities
  Purchases of securities available for sale........................      (450,000)     --
  Proceeds from maturities and principal payments of securities
   available for sale................................................    1,069,534    1,366,571
  Proceeds from maturities and principal payments of securities held
   to maturity.......................................................      781,599      413,202
  Net change in loans..............................................       (471,911)  (1,682,394)
  Purchase of premises and equipment................................        (3,664)      (5,271)
  Purchase of Federal Home Loan Bank stock..........................       --           (14,000)
                                                                      ------------  -----------
   Net cash provided by investing activities........................       925,558       78,108
                                                                      ------------  -----------
Financing Activities
  Net change in deposits............................................       258,402     (356,937)
  Proceeds of Federal Home Loan Bank borrowings.....................       --         2,000,000
  Issuance of common stock..........................................     3,318,649      --
                                                                      ------------  -----------
   Net cash provided by financing activities........................     3,577,051    1,643,063
                                                                      ------------  -----------
Net Change in Cash and Cash Equivalents.............................     4,421,333    1,638,806
Cash and Cash Equivalents, Beginning of Period......................       789,198      570,592
                                                                      ------------  -----------
Cash and Cash Equivalents, End of Period............................  $  5,210,531  $ 2,209,398
                                                                      ------------  -----------
                                                                      ------------  -----------
Additional Cash Flows Information
  Interest paid.....................................................       895,663      877,474
  Income tax paid...................................................        27,000        7,205


See notes to consolidated financial statements.

                     Vermilion Bancorp, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BACKGROUND INFORMATION

    Vermilion Bancorp, Inc. (the "Company") was incorporated on November 1996 and on March 25, 1997 acquired all of the outstanding shares of common stock of American Savings Bank of Danville (the "Bank") upon the Bank's conversion from a state chartered mutual savings bank to a state chartered stock savings bank. The Company purchased 100% of the outstanding capital stock of the Bank using 75% of the net proceeds from the Company's initial stock offering which was completed on March 25, 1997. The Company sold 396,750 shares of common stock in the initial offering at $10 per share, including 31,740 shares purchased by the Bank's Employee Stock Ownership Plan ("ESOP"). The ESOP shares were acquired by the Bank with proceeds from a Company loan totaling $317,400. The net proceeds of the offering totaled $3,632,522: $3,967,500 less $334,978 in underwriting commissions and other expenses.

    The acquisition of the Bank by the Company is being accounted for as a "pooling-of-interests" under generally accepted accounting principles. The application of the pooling-of-interests method records the assets and liabilities of the merged companies on a historical cost basis with no goodwill or other intangible assets being recorded.

2. STATEMENT OF INFORMATION FURNISHED

    The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310 (b) of Regulation S-B, and in the opinion of management contain all adjustments necessary to present fairly the financial position as of March 31, 1997 and September 30, 1996, the results of operations for the six months ended March 31, 1997 and 1996, the results of operations for the three months ended March 31, 1997 and 1996 and the cash flows for the six months ended March 31, 1997 and 1996. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the six months and the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

    The consolidated financial statements are those of the Company and the Bank. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Prospectus dated October 11, 1996.

3.  EARNINGS PER SHARE

    Net earnings per share for 1997 will be computed based upon the weighted average common and common equivalent shares outstanding for periods subsequent to the Bank's conversion to a stock savings bank on March 25, 1997. Net income per share for the six and three month periods ended March 31, 1997 is not meaningful.

Part 1. Financial Information

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        FINANCIAL CONDITION AND RESULTS OF OPERATION

    Vermilion Bancorp, Inc. (the "Company") is the holding company for American Savings Bank of Danville (the "Bank"). The Bank operates a wholly owned subsidiary, GBW Service Corporation which services contract sales of real estate. Prior to the Company's acquisition of the Bank on March 25, 1997, the Company had no material assets or operations. Accordingly, the following information reflects management's discussion and analysis of the financial condition and results of operations for the Bank at and for the period prior to March 28, 1997.

                            FINANCIAL CONDITION

    Total assets increased $3.4 million from September 30, 1996 to March 31, 1997 or 9.6%. This increase was primarily attributable to an increase in cash and cash equivalents. Cash and cash equivalents increased $4.4 million due to $3.3 million in cash generated from the Company's stock offering ($3.9 million total stock offering and less $335 thousand in underwriting commissions and other expenses of the offering and less $314 thousand related to shares purchased by the ESOP). The balance of the increase in cash and cash equivalents was the result of $1.8 million in proceeds from the maturity of investment securities during the period, a portion of which had not yet been reinvested at March 31, 1997.

    The $1.4 million decline in investment securities from September 30, 1996 to March 31, 1997 was the result of management's continued emphasis on reinvesting proceeds from investment security pay-downs and maturities into the Bank's loan portfolio.

    The $470 thousand increase in net loans from September 30, 1996 to March 31, 1997 was the result of increases in both one-to-four family residential mortgage loans and consumer loans. This growth was the result of management's emphasis on the Bank's loan portfolio as previously mentioned.

    The increase in total deposits of $258 thousand or 0.8% was due to the $1.1 million increase in noninterest bearing demand deposits. This increase was somewhat offset by a $798 thousand decline in certificates of deposit during the period as depositors withdrew funds to purchase the Company's stock.

    Other liabilities declined $124 thousand from September 30, 1996 to March 31, 1997, due to $207 thousand of accrued expenses related to the special assessment levied to recapitalize the Savings Association Insurance Fund ("SAIF") that was accrued on September 30, 1996 and paid during the period.

    Total stockholders' equity increased $3.4 million from September 30, 1996 to March 31, 1997, the increase summarized as follows:

Stockholders' equity, September 30, 1996........................  $2,355,149
Gross proceeds of stock offering................................   3,967,500
Underwriting commissions and other expenses of conversion.......    (334,978)
Net income......................................................      68,002
Increase in unrealized loss on securities available for sale....      (9,698)
Total share price of shares purchased by ESOP...................    (317,400)
ESOP shares allocated...........................................       3,527
                                                                   ---------
Stockholders' equity, March 31, 1997............................  $5,732,102
                                                                   ---------
                                                                   ---------

                             RESULTS OF OPERATIONS

SIX MONTH COMPARISON

    Net income was $68,002 for the six months ended March 31, 1997 compared to $32,815 for the comparative period ending March 31, 1996. The increase in earnings is primarily attributable to higher net interest income offset by increased noninterest expense.

    Net interest income increased $88 thousand in the six months ended March 31, 1997 compared to the same period in 1996, due to increases in interest income related to loans and investment securities, while interest expense remained fairly stable. Interest income grew by $93 thousand in 1997 compared to 1996. Interest income from loans was $5 thousand higher.

    The provision for loan losses remained stable for the first six months in 1997 compared to the same period in 1996. While management of the Bank believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for loan losses which may adversely affect net income.

    Total noninterest expense increased $47 thousand or 12.5% for the first six months of 1997 compared to the first six months of 1996, due primarily to an increase in compensation and employee benefits expense, and other expenses, offset by lower deposit insurance expense. Compensation and employee benefits expense was $67 thousand higher in 1997, mainly due to the recording of additional compensation expense in January related to the termination of an employee. This additional expense amounted to $54 thousand. The "other" noninterest expense category is $18 thousand higher in 1997, with $10 thousand of that amount relating to fees paid to a consultant as management explores the possibility of remodeling its existing facility in effort to make more efficient use of its facility. These increases were offset by a $31 thousand decline in deposit insurance expense as the Bank became subject to the substantially lower insurance rates that became effective on September 30, 1996 with the adoption of the Deposit Funds Act of 1996.

    Total income tax expense was $10 thousand for the six months ended March 31, 1997 compared to $4 thousand in 1996, reflecting the increase in earnings. The effective tax rate was 12.8% for 1997 as compared to 10.8% in 1996.

THREE MONTH COMPARISON

    Net income was $9 thousand more in the quarter ended March 31, 1997 compared to the same quarter in 1996, primarily due to the increase in net interest income which was partially offset by an increase in noninterest expenses.

    Net interest income was $59 thousand higher in the three months ended March 31, 1997 compared to the same period in 1996. Interest income was $55 thousand higher, primarily due to increases in interest income on investment securities

    Interest expense was stable, declining by $4 thousand in the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996 as any increase in the average rate paid on deposits was offset by the shift of deposits into noninterest bearing accounts.

    Noninterest expense was $53 thousand higher in the quarter ended March 31, 1997 compared to the same period in 1996. This was solely attributable to the $54 thousand expense recorded upon the termination of an employee.

    Income tax expense was $2 thousand more in the second quarter of fiscal 1997 compared to the second quarter or 1996, due to the increased earnings. The marginal tax rate was 11.8% in 1997 compared to 8.7% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Bank's primary sources of funds are deposits, principal and interest payments on loans and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's initial stock offering which was completed on March 28, 1997 contributed substantially to the Company's overall liquidity levels. The Federal Deposit Insurance Corporation ("FDIC"), the Company's and the Bank's primary regulator, requires the Bank to maintain minimum levels of liquid assets. Currently, the required ratio is 5%. The Bank's liquidity ratios were 20.4% and 15.5% at March 31, 1997 and September 30, 1996, respectively, well above the required minimum. Currently, the proceeds from the stock offering are invested in overnight funds, as the Company and the Bank explore other options.

    A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") increased $4.4 million from September 30, 1996 to March 31, 1997. Cash increased $1.6 million from September 30, 1995 to March 31, 1996. During the first six months of fiscal 1997, cash was primarily provided by the stock offering and proceeds from maturing securities. Cash was primarily used in 1997 to fund loans and to purchase securities. The increase in cash during the first six months of fiscal 1996 resulted from net cash being provided by proceeds from maturing securities and FHLB borrowings, offset by cash used to fund loans.

    As of March 31, 1997, the Bank had outstanding commitments (including undisbursed loan proceeds) of $457 thousand. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1997 totaled $15,037,000. Based upon the Bank's experience, Management believes that a significant portion of such deposits will remain with the Bank.

    The FDIC capital regulations require savings institutions to meet three capital standards: a 1,5% tangible capital standard, a 3% leverage (tier 1 capital) ratio and an 8% risk-based capital standard. The tier 1 capital requirement is effectively 4%, since FDIC regulations stipulate that, effective December 19, 1992, an institution with less than 4% core capital will be deemed to be "undercapitalized." As of March 31, 1997, the Bank's capital percentages for tangible capital of 13.1%, tier 1 capital of 13.1%, and risk-based capital of 26.5% significantly exceeded the regulatory requirement for each category.

Part 2. Other Information

Item 1.  Legal Proceedings
         Not applicable.

Item 2.  Changes in Securities
         Not applicable.
Item 3.  Defaults Upon Senior Securities
         Not applicable.
Item 4.  Submission of Matters to a Vote of Security Holders
         Not applicable.

Item 5.  Other Information
         Not applicable.
         Exhibits and Reports on Form 8-K
         a.  Exhibits
             The following exhibits are filed as part of this report::
             3.1  Certificate of Incorporation of Vermilion Bancorp, Inc.*
             3.2  By-laws of Vermilion Bancorp, Inc.*
            11.0  Computation of earnings per share
                   Not meaningful.
         b.  Report on Form 8-K
             None

------------------------

* Incorporated herein by reference into this document from Form S-1 Registration Statement, as amended, filed on March 28, 1997 Registration No. 333-17227.

                                Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 1997                  /s/ Merrill G. Norton
                                         -----------------
                                         Merrill G. Norton
                                         President and Chief Executive Officer

Dated: May 14, 1997                  /s/ Terry L. Stal
                                         -------------
                                         Terry L. Stal
                                         Chief Financial Officer