Form 10QSB
period 1997-06-30
VERMILION BANCORP INC
filed 1997-08-12
CIK 1027820

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

 X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---   OF 1934

  For the quarterly period ended June 30, 1997


    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---

  For the transition period from           to           .
                                 ---------    ----------


                       Commission file number: 333-17227


                            Vermilion Bancorp, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                  Delaware                                      37-1363755
 -------------------------------------------    -------------------------------------------
(State or other jurisdiction of incorporation        (IRS Employer Identification No.)
              or organization)



              714 North Vermilion Street, Danville, Illinois 61832
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (217) 442-0270
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


--------------------------------------------------------------------------------
    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  1) Yes  X   No
                                         ---     ---
                                  2) Yes  X   No
                                         ---     ---


    366,761 shares of the registrant's common stock, par value $0.01 per share, were outstanding at August 14, 1997.

                            VERMILION BANCORP, INC.
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                               -----

Part 1.            Financial Information

    Item 1.        Financial Statements                                                                               3

    Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations              8

Part 2.            Other Information

    Item 1.        Legal Proceedings                                                                                 11

    Item 2.        Changes in Securities                                                                             11

    Item 3.        Defaults Upon Senior Securities                                                                   11

    Item 4.        Submission of Matters to a Vote of Security Holders                                               11

    Item 5.        Other  Information                                                                                11

    Item 6.        Exhibits and Reports on Form 8-K                                                                  11

    Signatures                                                                                                       12

PART 1. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                     VERMILION BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                   AS OF JUNE 30, 1997 AND SEPTEMBER 30, 1996
                                  (UNAUDITED)

                                                                                               JUNE 30,   SEPTEMBER 30,
                                                                                                 1997         1996
                                                                                              ----------  -------------

Assets

  Cash and due from banks................................................................... $    45,759   $   359,747
  Interest-bearing demand deposits..........................................................   1,311,746       429,451
                                                                                              ----------  -------------
    Cash and cash equivalents...............................................................   1,357,505       789,198
  Interest-bearing time deposits............................................................      99,000        99,000
  Investment securities
    Available for sale......................................................................   3,100,817     2,221,693
    Held to maturity........................................................................   3,197,281     4,336,559
                                                                                              ----------  -------------
      Total investment securities...........................................................   6,298,098     6,558,252
Loans.......................................................................................  28,718,504    27,079,584
  Allowance for loan losses.................................................................     143,867      (143,349)
                                                                                              ----------  -------------
    Net loans...............................................................................  28,574,637    26,936,235
Premises and equipment......................................................................     442,881       466,928
Federal Home Loan Bank stock................................................................     283,200       269,000
Other assets................................................................................     335,964       340,599
                                                                                              ----------  -------------
      Total assets.......................................................................... $37,391,285   $35,459,212
                                                                                              ----------  -------------
                                                                                              ----------  -------------
Liabilities
  Deposits
    Noninterest-bearing..................................................................... $   640,203   $   165,593
    Interest-bearing........................................................................  28,765,720    30,558,460
                                                                                              ----------  -------------
      Total deposits........................................................................  29,405,923    30,724,053
  Federal Home Loan Bank borrowings.........................................................   2,000,000     2,000,000
  Other liabilities.........................................................................     144,424       380,010
                                                                                              ----------  -------------
      Total liabilities.....................................................................  31,550,347    33,104,063
                                                                                              ----------  -------------
                                                                                              ----------  -------------
Stockholders' Equity
  Preferred stock, $0.01 par value Authorized and unissued--400,000 shares
  Common stock, $0.01 par value
    Authorized--1,600,000 shares
    Issued--396,750 shares
    Outstanding--366,409 and 0 shares.......................................................       3,968       --
  Paid-in-capital...........................................................................   3,630,847       --
  Retained earnings.........................................................................   2,514,534     2,370,504
  Less:
  Unrealized loss on securities available for sale..........................................      (5,119)      (15,355)
  Unearned employee stock ownership plan shares.............................................    (303,292)      --
                                                                                              ----------  -------------
      Total stockholders' equity............................................................   5,840,938     2,355,149
                                                                                              ----------  -------------
      Total liabilities and stockholder's equity............................................ $37,391,285   $35,459,212
                                                                                              ----------  -------------
                                                                                              ----------  -------------

                 See note to consolidated financial statements.

                     VERMILION BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
     FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996 (UNAUDITED)

                                                                                              1997       1996
                                                                                            ---------  ---------

Interest Income
  Loans receivable........................................................................ $1,724,418 $1,720,471
  Investment securities...................................................................    301,005    154,720
  Deposits with financial institutions....................................................     65,836     54,209
                                                                                            ---------  ---------
      Total interest income...............................................................  2,091,259  1,929,400
                                                                                            ---------  ---------
Interest Expense
  Deposits................................................................................  1,226,086  1,254,992
  Federal Home Loan Bank borrowings.......................................................     88,422     77,315
                                                                                            ---------  ---------
      Total interest expense..............................................................  1,314,508  1,332,307
                                                                                            ---------  ---------
Net Interest Income.......................................................................    776,751    597,093
  Provision for losses on loans...........................................................      7,000     20,000
                                                                                            ---------  ---------
Net Interest Income After Provision for Losses on Loans...................................    769,751    577,093
                                                                                            ---------  ---------
Noninterest Income
  Loan fees...............................................................................     25,063     26,033
  Other income............................................................................     11,127     17,813
                                                                                            ---------  ---------
      Total noninterest income............................................................     36,190     43,846
                                                                                            ---------  ---------
Noninterest Expense
  Salaries and employee benefits..........................................................    308,685    233,462
  Net occupancy expenses..................................................................     85,517     71,594
  Data processing fees....................................................................     34,764     30,627
  Deposit insurance expense...............................................................     10,011     53,676
  Printing and office supplies............................................................     12,459     10,101
  Legal and professional fees.............................................................     51,094     37,437
  Advertising and promotion...............................................................     13,379     26,048
  Director and committee fees.............................................................     32,250     19,500
  Other expenses..........................................................................     72,717     71,721
                                                                                            ---------  ---------
      Total noninterest expense...........................................................    620,876    554,166
                                                                                            ---------  ---------

Income Before Income Tax..................................................................    185,065     66,773
  Income tax expense......................................................................     41,035     10,500
                                                                                            ---------  ---------
Net Income................................................................................ $  144,030 $   56,273
                                                                                            ---------  ---------
                                                                                            ---------  ---------


                See notes to consolidated financial statements.

                     VERMILION BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
     FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996 (UNAUDITED)

                                                                                                       1997       1996
                                                                                                     ---------  ---------

Interest Income
  Loans receivable.................................................................................  $ 584,236  $ 585,611
  Investment securities............................................................................     96,415     53,213
  Deposits with financial institutions.............................................................     39,948     12,991
                                                                                                     ---------  ---------
      Total interest income........................................................................    720,599    651,815
                                                                                                     ---------  ---------
Interest Expense
  Deposits.........................................................................................    389,849    411,793
  Federal Home Loan Bank borrowings................................................................     29,474     29,474
                                                                                                     ---------  ---------
      Total interest expense.......................................................................    419,323    441,267
                                                                                                     ---------  ---------

Net Interest Income................................................................................    301,276    210,548
  Provision for losses on loans....................................................................      5,000     15,974
                                                                                                     ---------  ---------
Net Interest Income After Provision for Losses on Loans............................................    296,276    194,574
                                                                                                     ---------  ---------
Noninterest Income
  Loan fees and other income.......................................................................      8,344     13,056
                                                                                                     ---------  ---------
Noninterest Expense
  Salaries and employee benefits...................................................................     79,252     71,152
  Net occupancy expenses...........................................................................     30,290     24,278
  Data processing fees.............................................................................     13,120     10,269
  Deposit insurance expense........................................................................      5,075     17,643
  Legal and professional fees......................................................................     25,831      5,555
  Advertising and promotion........................................................................      5,664      8,387
  Director and committee fees......................................................................     13,350      7,500
  Other expenses...................................................................................     24,975     32,888
                                                                                                     ---------  ---------
      Total noninterest expense....................................................................    197,557    177,672
                                                                                                     ---------  ---------
Income Before Income Tax...........................................................................    107,063     29,958
  Income tax expense...............................................................................     31,035      6,500
                                                                                                     ---------  ---------
Net Income.........................................................................................  $  76,028  $  23,458
                                                                                                     ---------  ---------
                                                                                                     ---------  ---------
Per Share Data:
  Earnings per share
    Assuming no dilution
      Net income...................................................................................  $    0.21        N\A
                                                                                                     ---------
                                                                                                     ---------
      Average number of shares.....................................................................    366,057        N\A
                                                                                                     ---------
                                                                                                     ---------
    Assuming full dilution
      Net income...................................................................................  $    0.19        N\A
                                                                                                     ---------
                                                                                                     ---------
      Average number of shares.....................................................................    396,750        N\A
                                                                                                     ---------
                                                                                                     ---------


                See notes to consolidated financial statements.

                     VERMILION BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
         NINE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996 (UNAUDITED)

                                                                                              1997        1996
                                                                                           ----------  ----------

Operating Activities
  Net income (loss)......................................................................  $  144,030  $   56,273
  Adjustments to reconcile net income (loss) to net cash provided by operating activities
    Provision for loan losses............................................................       7,000      20,000
    Investment securities amortization (accretion), net..................................     (11,741)    (12,296)
    Depreciation.........................................................................      27,711      27,711
    Allocation of ESOP shares............................................................      16,401      --
    Net change in:
      Other assets.......................................................................       4,635    (349,237)
      Other liabilities..................................................................    (225,350)    (77,429)
                                                                                           ----------  ----------
      Net cash used by operating activities..............................................     (37,314)   (334,978)
                                                                                           ----------  ----------
Investing Activities
  Purchases of securities available for sale.............................................  (1,950,995)   (550,000)
  Proceeds from maturities and principal payments of securities available for sale.......   1,077,225   1,417,587
  Proceeds from maturities and principal payments of securities held to maturity.........   1,145,665     669,987
  Net change in loans....................................................................  (1,645,402) (2,045,793)
  Purchase of premises and equipment.....................................................      (3,664)     (5,270)
  Purchase of Federal Home Loan Bank stock...............................................     (14,200)    (14,000)
                                                                                           ----------  ----------
      Net cash provided by investing activities..........................................  (1,391,371)   (527,489)
                                                                                           ----------  ----------
Financing Activities
  Net change in deposits.................................................................  (1,318,130)    155,683
  Proceeds of Federal Home Loan Bank borrowings..........................................      --       2,000,000
  Issuance of common stock...............................................................   3,632,521      --
  Purchase of ESOP stock.................................................................    (317,400)     --
                                                                                           ----------  ----------
      Net cash provided by financing activities..........................................   1,996,992   2,155,683
                                                                                           ----------  ----------
Net Change in Cash and Cash Equivalents..................................................     568,307   1,293,216
Cash and Cash Equivalents, Beginning of Period...........................................     789,198     570,592
                                                                                           ----------  ----------

Cash and Cash Equivalents, End of Period.................................................  $1,357,505  $1,863,809
                                                                                           ----------  ----------
                                                                                           ----------  ----------
Additional Cash Flows Information
  Interest paid..........................................................................  $1,314,508  $1,331,804
  Income tax paid........................................................................  $   27,000  $   12,205


                See notes to consolidated financial statements.

                     VERMILION BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND INFORMATION

    Vermilion Bancorp, Inc. (the "Company") was incorporated on November 1996 and on March 25, 1997 acquired all of the outstanding shares of common stock of American Savings Bank of Danville (the "Bank") upon the Bank's conversion from a state chartered mutual savings bank to a state chartered stock savings bank. The Company purchased 100% of the outstanding capital stock of the Bank using 75% of the net proceeds from the Company's initial stock offering, which was completed on March 25, 1997. The Company sold 396,750 shares of common stock in the initial offering at $10 per share, including 31,740 shares purchased by the Bank's Employee Stock Ownership Plan ("ESOP"). The ESOP shares were acquired by the Bank with proceeds from a Company loan totaling $317,400. The net proceeds of the offering totaled $3,632,522: $3,967,500 less $334,978 in underwriting commissions and other expenses.

    The acquisition of the Bank by the Company is being accounted for as a "pooling-of-interests" under generally accepted accounting principles. The application of the pooling-of-interests method records the assets and liabilities of the merged companies on a historical cost basis with no goodwill or other intangible assets being recorded.

2. STATEMENT OF INFORMATION FURNISHED

    The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310 (b) of Regulation S-B, and in the opinion of management contain all adjustments necessary to present fairly the financial position as of June 30, 1997 and September 30, 1996, the results of operations for the nine months ended June 30, 1997 and 1996, the results of operations for the nine months ended June 30, 1997 and 1996 and the cash flows for the nine months ended June 30, 1997 and 1996. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the nine months and the three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

    The consolidated financial statements are those of the Company and the Bank. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Prospectus dated October 11, 1996.

3. EARNINGS PER SHARE

    Net earnings per share for 1997 will be computed based upon the weighted average common and common equivalent shares outstanding for periods subsequent to the Bank's conversion to a stock savings bank on March 25, 1997. Net income per share for the nine month period ended June 30, 1997 is not meaningful.

PART 1. FINANCIAL INFORMATION
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
  FINANCIAL CONDITION AND RESULTS OF OPERATION

Vermilion Bancorp, Inc. (the "Company") is the holding company for American Savings Bank of Danville (the "Bank"). The Bank operates a wholly owned subsidiary, GBW Service Corporation, which services contract sales of real estate. Prior to the Company's acquisition of the Bank on March 25, 1997, the Company had no material assets or operations. Accordingly, the following information reflects management's discussion and analysis of the financial condition and results of operations for the Bank at and for the period prior to March 25, 1997.

                              FINANCIAL CONDITION

    Total assets increased $1.9 million from September 30, 1996 to June 30, 1997 or 5.4%. This increase was primarily funded by net proceeds raised in the Company's initial public offering.

    The $260 thousand decline in total investment securities from September 30, 1996 to June 30, 1997 was the result of management's continued emphasis on reinvesting proceeds from investment security pay-downs and maturities into the Bank's loan portfolio.

    The $1.6 million increase in net loans from September 30, 1996 to June 30, 1997 was the result of increases in both one-to-four family residential mortgage loans and consumer loans which is the result of management's emphasis on the Bank's loan portfolio as previously mentioned.

    The decline in total deposits of $1.3 million or 4.2% was almost entirely attributable to a $1.8 million decline in interest-bearing deposits during the period as depositors withdrew funds to purchase the Company's stock. This decline was somewhat offset by a $474 thousand increase in noninterest-bearing deposit accounts.

    Other liabilities declined $236 thousand from September 30, 1996 to June 30, 1997, due to $207 thousand of accrued expenses related to the special assessment levied to recapitalize the Savings Association Insurance Fund ("SAIF") that was accrued on September 30, 1996 and paid during the period.

    Total stockholders' equity increased $3.5 million from September 30, 1996 to June 30, 1997, the increase summarized as follows:

Stockholders' equity, September 30, 1996........................  $2,355,149
Gross proceeds of stock offering................................   3,967,500
Underwriting commissions and other expenses of conversion.......    (334,978)
Net income......................................................     144,030
Decrease in unrealized loss on securities available for sale....      10,236
Total share price of shares purchased by ESOP...................    (317,400)
ESOP shares allocated...........................................      16,401
                                                                   ---------
Stockholders' equity, June 30, 1997.............................  $5,840,938
                                                                   ---------
                                                                   ---------

                             RESULTS OF OPERATIONS

NINE MONTH COMPARISON

    Net income was $144,030 for the nine months ended June 30, 1997 compared to $56,273 for the comparative period ending June 30, 1996. The increase in earnings is primarily attributable to higher net interest income offset by increased noninterest expense.

    Net interest income increased $180 thousand in the nine months ended June 30, 1997 compared to the same period in 1996, due to increases in interest income related to loans and investment securities, while interest expense remained fairly stable. Interest income grew by $162 thousand in 1997 compared to 1996 while interest expense declined by $17 thousand for the same period.

    The provision for loan losses was $7 thousand for the first nine months in 1997 compared to $20 thousand for the same period in 1996. While management of the Bank believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for loan losses which may adversely affect net income.

    Total noninterest expense increased $67 thousand or 12.1% for the first nine months of 1997 compared to the first nine months of 1996, due primarily to an increase in salaries and employee benefits expense, and other expenses, offset by lower deposit insurance expense. Salaries and employee benefits expense was $76 thousand higher in 1997, mainly due to the recording of an additional $54 thousand in compensation expense in January related to the termination of an employee and approximately $16 thousand related to the implementation of an employee stock ownership plan ("ESOP"). These increases were offset by a $44 thousand decline in deposit insurance expense as the Bank became subject to the substantially lower insurance rates that became effective on September 30, 1996 with the adoption of the Deposit Insurance Funds Act of 1996 ("Funds Act").

    Total income tax expense was $41 thousand for the nine months ended June 30, 1997 compared to $11 thousand in 1996, reflecting the increase in earnings. The effective tax rate was 22.2% for 1997 as compared to 16.4% in 1996.

THREE MONTH COMPARISON

    Net income was $53 thousand more in the quarter ended June 30, 1997 compared to the same quarter in 1996, primarily due to the increase in net interest income which was partially offset by an increase in noninterest expenses.

    Net interest income was $90 thousand higher in the three months ended June 30, 1997 compared to the same period in 1996. Interest income was $69 thousand higher, primarily due to increases in interest income on investment securities and deposits with financial institutions.

    Interest expense was fairly stable, declining by $22 thousand in the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996 as any increase in the average rate paid on deposits was offset by the shift of deposits into noninterest bearing accounts.

    Noninterest expense was $20 thousand higher in the quarter ended June 30, 1997 compared to the same period in 1996, due primarily to increases in salaries and employee benefits and legal and professional fees, which were partially offset by lower deposit insurance expense. Salaries and benefit expense increased $8 thousand in 1997 due to the implementation of the ESOP that was adopted in conjunction with the Company's initial public offering in March 1997. Likewise, legal and professional fees increased by $20 thousand as the Company became subject to various regulatory and public filings. These increases were somewhat offset by a $13 thousand decline in deposit insurance expense which was a direct result of the lower insurance rates enacted by the Funds Act.

    Income tax expense was $24 thousand more in the third quarter of fiscal 1997 compared to the third quarter or 1996. The marginal tax rate was 29.0% in 1997 compared to 23.3% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Bank's primary sources of funds are deposits, principal and interest payments on loans and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's initial stock offering, which was completed on March 25, 1997, contributed substantially to the Company's overall liquidity levels. The Federal Deposit Insurance Corporation ("FDIC"), the Bank's primary Federal regulator, requires the Bank to maintain minimum levels of liquid assets. Currently, the required ratio is 5%. The Bank's liquidity ratios were 11.4% and 15.5% at June 30, 1997 and September 30, 1996, respectively, well above the required minimum.

    A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") increased $568 thousand from September 30, 1996 to June 30, 1997. Cash increased $1.3 million from September 30, 1995 to June 30, 1996. During the first nine months of fiscal 1997, cash was primarily provided by the stock offering and proceeds from maturing securities. Cash was primarily used in 1997 to fund loans and to purchase securities. The increase in cash during the first nine months of fiscal 1996 resulted from net cash being provided by proceeds from maturing securities and FHLB borrowings, offset by cash used to fund loans.

    As of June 30, 1997, the Bank had outstanding commitments (including undisbursed loan proceeds) of $446 thousand. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from June 30, 1997 totaled $7.3 million. Based upon the Bank's experience, Management believes that a significant portion of such deposits will remain with the Bank.

    The FDIC capital regulations require savings institutions to meet three capital standards: a 1,5% tangible capital standard, a 3% leverage (tier 1 capital) ratio and an 8% risk-based capital standard. The tier 1 capital requirement is effectively 4%, since FDIC regulations stipulate that, effective December 19, 1992, an institution with less than 4% core capital will be deemed to be "undercapitalized." As of June 30, 1997, the Bank's capital percentages for tangible capital of 13.37%, tier 1 capital of 13.37%, and risk-based capital of 27.38% significantly exceeded the regulatory requirement for each category.

PART 2. OTHER INFORMATION

Item 1.    Legal Proceedings

           Not applicable.

Item 2.    Changes in Securities

           Not applicable.

Item 3.    Defaults Upon Senior Securities

           Not applicable.

Item 4     Submission of Matters to a Vote of Security Holders

           Not applicable.

Item 5.    Other Information

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

           a. Exhibits

             The following exhibits are filed as part of this report:

             3.1  Certificate of Incorporation of Vermilion Bancorp, Inc.*

             3.2  By-laws of Vermilion Bancorp, Inc.*

             11.0 Computation of earnings per share

                  Not meaningful.

           b. Reports on Form 8-K

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

Dated:     August 7, 1997                             /s/ Merrill G. Norton
           ------------------------------------       ------------------------------------
                                                      Merrill G. Norton
                                                      President and Chief Executive Officer

Dated:     August 7, 1997                             /s/ Terry L. Stal
           ------------------------------------       ------------------------------------
                                                      Terry L. Stal
                                                      Chief Financial Officer