Form 10KSB40
period 1997-09-30
VERMILION BANCORP INC
filed 1997-12-29
CIK 1027820

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.
20549 FORM 10-KSB
X
    Annual report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended September 30, 1997

OR

Transition report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

Commission File No.: 333-17227

                   VERMILION BANCORP, INC.
 (Name of Small Business Issuer in Its Charter)


          Delaware                          37-1363755
(State of Other Jurisdiction of           (I.R.S. Employer
Incorporation or Organization)              Identification
Number)


714 North Vermilion Street,
Danville, Illinois         61832
(Address of Principal    (ZIP Code)
    Executive Offices)

Issuer's Telephone Number, Including Area Code: (217) 442--
0207

Securities registered under Section 12(b) of the Exchange
Act: Not Applicable

Securities registered under Section 12(g) of the Exchange
Act:

Common Stock (par value $.01 per share)
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

1)Yes   X    No
2)Yes   x    No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or
any amendment to this Form 10-KSB.   X

Issuer's revenues for its most recent fiscal year:
$272,012 million.

As of December 17, 1997, the aggregate value of the 296,510 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 100,240 shares held by all directors and executives officers of the Registrant and the Registrant's Employee Stock Ownership Plan ("ESOP") as a group, was approximately $4.08 million. This figure is based on the closing bid price of $13.75 per share of the Registrant's Common Stock on December 17, 1997. Although directors and executive officers and the ESOP were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of December
17, 1997: 396,750
Transitional Small Business Disclosure Format:  Yes ________
No X


         DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference:

     (1) Portions of the Annual Report to shareholders for the year ended September 30, 1997, are incorporated into Part II, Items 5-7 on this
Form 10-KSB.

     (2) Portions of the Definitive Proxy Statement for the 1997 annual meeting of shareholders are incorporated into Part III, Items 9-12 of this form 10-KSB.


PART I

Item 1. Business

General

Vermilion Bancorp, Inc. (the "Company)" is a
Delaware incorporated bank holding company and the sole stockholder of American Savings Bank of Danville (the
"Savings Bank"). The only significant asset of the Company is the capital stock of the Savings Bank. The business of the Company currently consists of the business of the Savings Bank. At September 30, 1997, the Company had consolidated total assets of $37.82 million, total consolidated liabilities of $31.86 million, and total consolidated stockholders' equity of $5.96 million.


The Company had net income of $252,000 for fiscal 1997, as compared to a loss of ($71,000) in fiscal 1996. Fiscal 1996 included a one-time special SAIF assessment in the pre-tax amount of $206,000, resulting in an after-tax charge to earn-ings for fiscal 1996 of approximately $155,000. The Company's operating results are derived almost entirely from the Bank's results of operations.

The Company's earnings depend primarily on the difference be-tween the yield earned on its loan and investment securities portfolios and its cost of funds, consisting primarily of the interest paid on deposits and, to a lesser extent, on borrowings ("interest rate spread"). During fiscal year 1997 the Company's interest rate spread averaged 2.20% compared to 2.17% and 2.11% in fiscal years 1996 and 1995, respectively. Net interest income, after provision for loan losses, increased from $776,000 to $1.05 million from 1996 to 1997, or 34.6% compared to an increase of $2,000 or 0.3% from 1995 to 1996. The increase in net interest income from 1996 to 1997 was due primarily to a $206,000 increase in interest income from loans, a $33,000 increase in interest income from deposits with financial institutions, offset by a $70,000 decrease in interest income from investment securities. During the same period deposit interest expense declined by $53,000, interest expense on Federal Home Loan Bank borrowings increased by $16,000, off-set by a $63,000 decrease in provision for loan losses. From fiscal 1995 to 1996, the $2,000 increase in net interest income was due primarily to a $361,000 increase in interest income from loans receivable, offset by an $83,000 increase in interest ex-pense on deposits, a $107,000 increase in interest expense on Federal Home Loan Bank borrowings and a $67,000 increase in pro-vision for losses on loans.

Total noninterest income declined by $3,000 in 1997 to $42,000 as compared to 1996, while total noninterest expense declined by $128,000 to $761,000. In the fiscal year 1996, noninterest income decreased by $6,000 to $45,000 as compared to fiscal year 1995, while total noninterest expense increased $179,000 to $889,000. The decline in noninterest income during fiscal 1997 was due primarily to an $11,000 decline in loan fees offset by a $7,000 increase in other income. The decline in noninterest expense during fiscal year 1997 was due primarily to a decline of $262,000 in deposit insurance expense, offset by a $104,000 increase in salaries and employee benefits and $41,000 in other expenses. The $6,000 decline in noninterest income in fiscal 1996 as compared to 1995 was due primarily to a $6,000 decline in other income. The increase in noninterest expense in fiscal 1996 as compared to 1995 was due primarily to a $206,000 increase in deposit insurance expense offset by a $21,000 decline in salaries and employee benefits.

The Company's assets totaled $37.82 million at September 30, 1997, as compared with $35.46 million at September 30, 1996. The $2.36 million increase in assets was primarily due to receipt and investment of proceeds of the conversion of the Bank from the mutual to stock form of ownership that was completed on March 27, 1997 offset by a reduction in deposits used to purchase stock in the conversion. Loans increased by $2.48 million to $29.56 million at September 30, 1997, as compared to $27.08 million at September 30, 1996. Interest bearing demand deposits held at other financial institutions increased by $654,000 to $1.08 million, offset by a $305,000 decrease in cash and due from banks. Total investment securities decreased to $6.12 million at September 30,1997, compared to $6.56 million at September 30, 1996.


The Savings Bank is a Illinois-chartered stock savings bank which was originally founded in 1888 as an Illinois-chartered mutual building and loan association. The Savings Bank converted from an Illinois chartered mutual savings association to an Illinois-chartered mutual savings bank in 1994. In March 1997, the Savings Bank converted from an
Illinois-chartered mutual savings bank to an Illinois-chartered stock savings bank and was acquired by the Company. The Savings Bank conducts business from a single office located in Danville, Illinois. The Savings Bank's deposits are insured by the Savings Association Insurance
Fund ("SAIF") of the Federal Deposit Insurance Corporation
("FDIC") to the maximum extent permitted by law.



The Savings Bank is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured by single family residences as well as other loans. In addition to its lending activities, the Bank also has a securities portfolio consisting of mortgage-backed securities and other investment securities.


The Savings Bank is a community-oriented financial institution which emphasizes customer services and convenience. As part of this strategy, the Savings Bank has sought to develop a wide variety of products and services which meet the needs of its retail customers. The Savings Bank generally has sought to achieve long-term financial strength and stability by increasing the amount and stability of its net interest income.


The Bank is subject to examination and comprehensive regulation by the office of Banks and Real Estate of the State of Illinois ("Commissioner"), which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the FDIC, as the administrator of the SAIF, and to certain re-serve requirements established by the Federal Reserve Board.
The Bank is a member of the Federal Home Loan Bank of Chicago, which is one of the 12 regional banks comprising the FHLB System, and is subject to regulations applicapable to members of the FHLB of Chicago.


The main office of the Savings Bank is located at 714 North
Vermilion Street, Danville, Illinois 61832, and its telephone number is (217) 442-0270.


Lending Activities

General. At September 30, 1997, the Company's total loan portfolio amounted to $29.56 million, or 78.2 % of total assets at that date. The Company has traditionally concentrated its lending activities on conventional first mortgage loans secured by single-family residential properties and, to a lesser extent, multifamily mortgage loans and consumer loans. Consistent with its lending orientation, as of September 30, 1997, $24.87 million or 84.29% of the Company's total loan portfolio consisted of one-to-four family residential loans, $1.57 million or 5.31% of the Company's total loan portfolio consisted of consumer loans and $1.08 million or 3.67% of the Company's total loan portfolio consisted of multi-family mortgage loans. Substantially all of the Company's total loan portfolio consists of conventional loans, which are loans that are neither insured by the Federal Housing Administration nor partially guaranteed by the Department of Veteran Affairs. Historically, the Company's lending activities have been concentrated in its primary market area of Danville, Illinois and Vermilion County, Illinois. The Company estimates that a substantial portion of its mortgage loans are secured by properties located in its primary market area, and that substantially all of its non-mortgage loan portfolio consists of loans made to residents and businesses located in such primary market area.
Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.



                                      At September 30,
                                     1997           1996
                                         Percent           Percent
                                Balance  of Total Balance of Total
                                      (Dollars in Thousands)
 Type of Loan:
 Real estate mortgage loans:
   One-to-four family           $24,871   84.29%  $21,419  79.13%
   Multi-family                   1,083    3.67     1,236   4.57
   Commercial real estate         1,090    3.69       781   2.89
 R.E. sold on contract              300    1.02       374   1.38
 R.E. construction loans            116    0.39       342   1.26
 Commercial business loans          480    1.63       334   1.23
 Consumer loans                   1,568    5.31     2,581   9.54
Total loans                      29,508  100.00%   27,067 100.00%
Plus:
 Deferred loan costs                 73                38
Less:
 Undisbursed portion of loans        18                26
 Allowance for loan losses          152               143
 Unearned interest                   --                --
Total loans, net                $29,411           $26,936


                                At September 30, 1995
                                          Percent
                                 Balance  of Total
                                (Dollars in Thousands)
 Type of Loan:
 Real estate mortgage loans:
   One-to-four family            $19,181    79.53%
   Multi-family                    1,157     4.80
   Commercial real estate            669     2.77
 R.E. sold on contract               415     1.72
 R.E. construction loans             163     0.68
 Commercial business loans           242     1.00
 Consumer loans                    2,291     9.50
Total loans                       24,118   100.00%
Plus:
 Deferred loan costs                 --
Less:
 Undisbursed portion of loans         89
 Allowance for loan losses            74
 Unearned interest                     1
Total loans, net                 $23,954


Contractual Principal Repayments and Interest Rates.
The following table sets forth certain information at September 30, 1997 regarding the dollar amount of loans maturing in the Bank's total loan portfolio, based on the contractual terms to maturity, before giving effect to net items. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.


                                          Over One
                                One Year  Through Five  Over Five
                                Or less      Years        Years    Total
                                          (In Thousands)
Real estate mortgage loans:
 One-to-four family             $ 3,686   $ 4,021         $17,139  $24,871
 Multi-family                       123        22             938    1,083
 Commercial real estate             260       133             697    1,090
Real estate sold on contract         78       --              222      300
Real estate construction loans      116       --               --      116
Commercial business loans           147       225             108      480
Consumer Loans                      449       914             205    1,568
  Total loans                   $ 4,859   $ 5,315         $19,334  $29,508


The following table sets forth the dollar amount of all loans, before net items, due one year or more after September 30, 1997 which have fixed interest rates or which have floating or adjustable interest rates. For purposes of the table, all of the Bank's balloon loans were deemed to have floating or adjustable rates.


                                          Floating
                                 Fixed  Or Adjustable
                                 Rates      Rates     Total
                                       (In Thousands)
Real estate mortgage loans:
 One-to-four family            $18,359    $ 2,826     $21,185
 Multi-family                      922         38         960
 Commercial real estate            822          8         830
Real estate sold on contract       147         75         222
Real estate construction loans      --         --          --
Commercial business loans          333         --         333
Consumer loans                   1,119         --       1,119
   Total loans                 $21,702    $ 2,947     $24,649


Scheduled contractual amortization of loans does not reflect the expected term of the Bank's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are lower than current mortgage loan rates (due to refinancings of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher-yielding loans are repaid or refinanced at lower rates.


Loan Origination. The following table shows total loans originated and repaid during the periods indicated.
During the periods indicated, no loans were purchased or sold.



                                Years Ended September30,
                                      (In Thousands)
                                     1997      1996     1995
Net loans, beginning balance       $26,936   $23,954  $21,626
Loan originations:
Real estate mortgage loans:
 One-to-four family                  7,227     5,293    3,667
 Multi-family                          --        235       68
 Commercial real estate                492       155      262
Real estate construction loans         664       801      344
Commercial business loans              117        71      263
Consumer loans                       1,238     2,180    1,558
Total loan originations              9,738     8,735    6,162

Loan principal reductions            7,297     5,785    3,803
Increase (decrease) due to
Other items, net(1)                     34        32      (31)

Net increase in loan portfolio       2,475     2,982    2,328
Loan receivable, net end of period $29,411   $26,936  $23,954

(1) Includes changes in undisbursed portion of loans, allowance for loan losses, deferred loan fees and unearned interest.


The lending activities of the Bank are subject to written underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Applications for residential mortgage loans are taken by one of the Bank's officers at the Bank's office or submitted to the Bank by mail. The process of underwriting loans and obtaining appropriate documentation, such as credit reports, appraisals, employment verification and other documentation is undertaken by the Bank's loan department. The Bank generally requires that a property appraisal be obtained in connection with all new mortgage loans. Property appraisals generally are performed by an independent appraiser from a list approved by the Bank's Board of Directors. American requires that title insurance (or receipt of an abstract opinion) and hazard insurance be maintained on all security properties and that flood insurance be maintained if the property is within a designated flood plain.


Residential mortgage loan applications are primarily developed from advertising, referrals from real estate brokers and builders, existing customers and walk-in customers. Commercial real estate and commercial business loan applications are obtained primarily from previous borrowers, direct solicitations by Bank personnel, as well as referrals. Consumer loans originated by the Bank are obtained primarily through existing customers. In addition, the Bank uses a small group of pre approved dealers to assist it in the generation of home improvement loans.


Most loan approvals are considered by the Bank's loan committee (the "Loan Committee"), consisting of the Bank's president, assistant vice president and each of the outside members of the Bank's board of directors. Generally, real estate mortgage loans of $100,000 or less may be reviewed and approved by at least two members of the Loan Committee. All other real estate loans require the approval of a majority of the Bank's Board of Directors. Any non-real estate loan in an amount up to $10,000 may be approved by one Loan Committee member and any one loan officer or assistant loan officer. Share loans may be approved by any elected Bank officer, loan officer or Loan Committee member and all other loans within the Loan Committee lending limits must be approved by at least two Loan Committee members.
Loans exceeding the Loan Committee limitations must be reviewed and approved by the full Board of Directors of the Bank. The Bank also has established aggregate loan limitations which generally apply to larger loans and groups of loans made to one borrower. No loan or group of loans to any one borrower may (1) exceed $500,000 or (2) excluding first mortgage and share loans, exceed $100,000 (with such loans in excess of $20,000 required to be secured).


One-to-four Family Residential Loans. Substantially all of the Bank's one-to-four family residential mortgage loans consist of conventional loans.
Conventional loans are loans that are neither insured by the FHA or partially guaranteed by the Department of Veterans Affairs ("VA"). Virtually all of the Bank's one-to-four family residential mortgage loans are secured by properties and are originated under terms and documentation which permit their sale to the Federal Home Loan Mortgage Corporation ("FHLMC"), or the Federal National Mortgage Association
("FNMA"). Sales of residential mortgage loans have been insignificant to date. As of September 30, 1997, $24.87 million, or 84.29 %, of the Bank's total loans consisted of one to four family residential mortgage loans.


The Bank's one-to-four family mortgage loans are generally either fixed rate loans or shorter-term balloon loans. The Bank does not offer adjustable-rate one-to-four family residential mortgage loans. Fixed-rate loans generally have maturities ranging from 10 to 20 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. At
September 30, 1997, $18.76 million, or 75.43 %, of the
Bank's one-to-four family residential mortgage loans were fixed-rate loans with original terms of from 10 to 30 years.
At September 30, 1997, the weighted average remaining term to maturity of the Bank's fixed rate, 1-to-4 family residential mortgage loans was approximately 12 years.
Substantially all of the Bank's fixed
rate, one-to-four family residential mortgage loans contain due on sale clauses, which permit the Bank to declare the unpaid balance to be due and payable upon the sale or transfer of any interest in the property securing the loan. The Bank generally enforces such due-on-sale clauses, but may waive the clause in certain circumstances.

The balloon loans currently offered by the Bank have terms of one or three years, but an amortization schedule of up to 30 years. At the end of a balloon loan's term, the entire balance of the loan is due.
The borrower has the option of repaying the loan on the due date or, subject to satisfying the Bank's underwriting criteria, accepting the renewed loan rate which is then offered by the Bank for such loans. In the latter case, the renewed loan is a new balloon loan with the same term as the initial balloon loan. The Bank has generally offered rates on such renewed loans at 1/4 of 1% to 1/2 of 1% higher than rates then offered on its new balloon residential real estate loans. Modified loans are amortized over the remaining life of the original amortization period. At September 30, 1997, $6.08 million or 24.57 % of the Bank's one-to-four family residential mortgage loans were balloon loans.

Balloon loans decrease the risks associated with changes in interest rates but involve other risks. If a borrower renews the loan at a higher interest rate, the loan payment by the borrower increases, thereby increasing the potential for default. As with fixed-rate loans, as interest rates increase, the marketability of the underlying collateral property may be adversely affected by higher interest rates.
The Bank believes the ability to adjust the rates of these loans to reflect either a rising or falling interest rate environment more than compensates for risks associated with changing customer payments.

For one-to-four family residential first mortgage loans the Bank's maximum loan-to-value ("LTV") ratio generally is 80%, and is based on the lesser of sales price or appraised value. On such loans with a LTV ratio of over 85%, private mortgage insurance ("PMI") is required on the amount of the loan in excess of 80% of value. The amount of an owner-occupied residential first mortgage loan is limited to $300,000 and the amount of an investment residential first mortgage loan is $250,000.

The Bank offers home equity loans secured by second mortgages. These second mortgage loans have been made to borrowers who have first mortgages held by the Bank or customers with substantial other business with the Bank. The Bank placed second mortgages on many properties to comply with FHA insurance requirements which currently require such a lien for loans of over $7,500. For most of the Bank's second mortgage loans, the Bank either holds the first mortgage or the second mortgage is FHA insured. The
Bank holds the first mortgage on approximately 90% of the properties securing its second mortgage portfolio which are not FHA-insured loans. A second mortgage loan generally has a fixed rate of interest and a term of six months.

Multi-Family Residential and Commercial Real Estate
Loans. At September 30, 1997, the Bank had $2.17 million in outstanding loans secured by multi-family residences or commercial real estate. Such loans comprised 7.36% of the Bank's total loan portfolio at September 30, 1997 and all have either fixed rates of interest or are balloon loans. Generally, fees of 50 basis points to 1% of the principal loan balances are charged to the borrower upon closing.
The Bank also obtains personal guarantees of the principals as additional security for any multi-family residential or commercial real estate loan.

At September 30, 1997, the Bank had $1.08 million in outstanding loans secured by multi-family residences, all of which were apartment buildings. The Bank's underwriting standards generally provide for terms of up to 20 years with amortization of principal over the term of the loan and LTV ratios of not more than 75%. At September 30, 1997, the Bank had 15 loans secured by multi-family residences with an average balance of $72,000. As of that date none of the multi family loans were non-performing loans.

At September 30, 1997, the Bank had $1.09 million in outstanding loans secured by commercial real estate, primarily retail office and farmland. The Bank's underwriting standards generally provide for terms of up to ten years with amortization of principal over the term of the loans and LTV ratios of not more than 70%. At September 30, 1997, the Bank had 28 loans secured by commercial real estate with an average balance of $39,000. As of that date, none of the Bank's commercial real estate loans were non-performing loans.

The Bank evaluates various aspects of multi-family residential and commercial real estate loan transactions in an effort to mitigate risk to the extent possible. In underwriting these loans, consideration is given to the stability of the property's cash flow history, future operating projections, current and projected occupancy, position in the market, location and physical condition. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower and guarantor, if applicable. An appraisal report is prepared by a state-licensed or certified appraiser commissioned by the Bank to substantiate property values for every multifamily and commercial real estate loan transaction. All appraisal reports are reviewed by the Bank prior to the closing of the loan.

Multi-family residential and commercial real estate lending entails different and significant risks when compared to one-to four family residential lending because such loans often involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the rental units or business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices or other commercial space. The Bank attempts to minimize its risk exposure by limiting such lending to experienced businessmen, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios and periodically monitoring the operation and physical condition of the collateral. In most cases commercial real estate loans are made to business people who are also operating the tenant businesses.

Construction Loans.  As of September 30, 1997, the
Bank's construction loans amounted to $116,000, or 0.39% of the Bank's total loan portfolio. The Bank originated $664,000 of single-family construction loans to individuals during the year ended September 30, 1997. A substantial majority of the Bank's construction loans have consisted of loans to construct single-family residences although the Bank will also consider construction loans for small apartment buildings.

The Bank makes construction loans to individuals and, on rare occasions, to developers for one-to-four family residences. Normally these loans are construction/permanent loans which require no payments of principal during the construction period.
Interest on the construction loan is normally paid during or at the close of construction period.
Following the construction period (which is typically no longer than 6 months), the loan converts to a permanent loan with monthly amortization of principal and interest. Construction loans to individuals for single-family residential properties generally have the same LTV ratio requirements as applicable to loans for one-to-four family residences. Loans to developers are limited to no more than two active projects. Disbursements of funds during construction are conditioned upon the completion of a specified percentage of construction.

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost
(including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project, when completed, having a value which is insufficient to assure full repayment. Loans on lots may run the risk of adverse zoning changes, environmental or other restrictions on future use.
As of September 30, 1997, none of the Bank's construction loans were considered non-performing.

Consumer Loans. The Bank offers consumer loans in order to provide a full range of retail financial services to its customers. However, substantially all of such loans are either home improvement, automobile or share loans. At September 30, 1997, $1.57 million, or 5.31%, of the Bank's total loan portfolio was comprised of consumer loans.
The Bank originates substantially all of such loans in its primary market area. Originations of consumer loans by the Bank amounted to $1.2 million in 1997.

For loans secured by vehicles either new or less than two model years old, the Bank's maximum LTV ratio is the lower of 90% of the purchase price or 100% of the balance due after trade-in allowances and the maximum loan amount is $30,000. For loans secured by vehicles at least two but less than six model years old, the amount of the loan may not exceed the lowest of 75% of the purchase price, 100% of the maximum
NADA Official Used Car Guide value or 100% of the balance due after trade-in and allowances. However, loans on such vehicles may not in any case exceed
$20,000. The Board has granted management the authority to exceed LTV ratios and other terms on vehicle loans if they are noted in subsequent monthly reports to the Board. As of September 30, 1997, the Bank had $513,000 of loans secured by vehicles.

Share loans are secured by the balance in the borrower's account with the Bank. These loans generally have interest rates 2% above the rate paid on the account balance and the principal of the loan may not exceed 90% of the account balance. As of September 30, 1997, the Bank had $266,000 of share loans.

Consumer finance loans generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In many cases, any repossessed collateral for a defaulted consumer financial loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance or depreciation of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower.
As of September 30, 1997, $31,000 or
2.0% of the Bank's consumer loans were
considered non-performing.

Commercial Business Loans. The Bank began offering commercial business loans in March 1995. At
September 30, 1997, the Bank's commercial business loans amounted to $481,000 or 1.63% of the Bank's total loan portfolio. The Bank's commercial business loans are generally made to its current customers on a secured or unsecured basis and involve a wide range of business purposes. These loans generally have terms of between six months to one year. Notes either require a single payment at the end of their term or have amortizing payments of principal and interest for periods of up to five years. Any two loan committee members may approve a loan of this type in an amount up to $20,000. Any unsecured loan in excess of $20,000 must be approved by the Board of Directors. The Bank generally obtains personal guarantees from the principals of the borrower with respect to all commercial loans.
The Bank had 18 commercial business loans as of September 30, 1997 with an average loan balance on that date of $27,000. As of September 30, 1997, none of the Bank's commercial business loans was non-performing.

Commercial business lending generally entails significantly greater risk than the risks involved with more traditional real estate lending. The repayment of commercial business loans typically is dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions.

Loans-to-One Borrower Limitations.  The Illinois
Savings Bank Act imposes limitations on the aggregate amount of loans that an Illinois chartered savings bank can make to any one borrower. Under the Illinois
Savings Bank Act the permissible amount of loans-to-one borrower is the greater of $500,000 (for a savings bank meeting its minimum capital requirements) or 20% of a savings bank's total capital plus general loan loss reserves. In addition, a savings bank may make loans in an amount equal to an additional 10% of the savings bank's capital plus general loan loss reserves if the loans are 100% secured by readily marketable collateral.
Under Illinois law, a savings bank's capital consists of capital stock and noncumulative perpetual preferred stock, related paid-in capital, retained earnings and other forms of capital deemed to be qualifying capital by the FDIC. At September 30, 1997, the Bank's limit on loans-to-one borrower under the Illinois Savings Bank Act was $1,041,000. At
September 30, 1997, the Bank's five largest groups of loans-to one borrower ranged from $295,000 to $450,000, with the largest single loan in such groups being a $248,000 loan secured by a 60 acre commercial property.
Each of the five largest groups of borrowers has several loans from the Bank generally a combination of loans secured by investment properties and a residence as well as smaller secured and unsecured personal loans. A substantial portion of each large group of loans is secured by real estate. At September 30, 1997, all of such loans were performing in accordance with their terms.

Asset Quality

General. As a part of the Bank's efforts to improve its asset quality, it has developed and implemented an asset classification system. All of the Bank's assets are subject to periodic review under the classification system and assets with classifications of above normal risk of collection are reported to and reviewed by the Board monthly. Quarterly reports to the Board classify the totals of all loan assets by risk classification.

When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment.
Contacts are generally made by mail within ten days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, late charges are assessed and additional efforts are made to collect the loan. While the Bank generally prefers to work with borrowers to resolve such problems, when the account becomes 120 days delinquent, the Bank institutes foreclosure or other proceedings, as necessary, to minimize any potential loss.

As a matter of policy the Bank evaluates individual loans past due 90 days or more to determine if current payments being collected or underlying collateral security justifies the accrual of additional interest.

Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure and loans deemed to be in-substance foreclosed under GAAP are classified as real estate owned until sold.
Pursuant to SOP 92-3 issued by the AICPA in April
1992, which provides guidance on determining the balance sheet treatment of foreclosed assets in annual financial statements for periods ending on or after December 15, 1992, there is a rebuttable presumption that foreclosed assets are held for sale and such assets are recommended to be carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. Although, as of September 30, 1997, the Bank had no real estate owned, it is its policy to comply with the guidance set forth in SOP
92-3.

Under GAAP, the Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that the Bank would not otherwise consider under current market conditions. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. As of September 30, 1997, the Bank had no loans deemed to be troubled debt restructurings. See the table below under "- Non-Performing Assets."

Delinquent Loans. The following table sets forth information concerning delinquent loans at the dates indicated in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.


                                 September 30, 1997
                                     30-89
                                     Days
                                 Amount    Percent of
                                           Loan Category
                               (Dollars in Thousands)
Real estate mortgage loans:
 One-to-four family              $ 285       1.14%
 Multi-family                       16       1.48
 Commercial real estate              2        .18
Construction                        --        --
Commercial business loans           --        --
Consumer loans                      50       3.19
   Total                         $ 353       1.20%


                                 September 30, 1997
                                   90 Days or more
                                 Amount       Percent of
                                             Loan Category
                                 (Dollars in Thousands)
Real estate mortgage loans:
 One-to-four family              $ 454       1.82%
 Multi-family                       --        --
 Commercial real estate             --        --
Construction                        --        --
Commercial business loans           --        --
Consumer loans                      31       1.98
   Total                         $ 485       1.65%


Non-Performing Assets. The following table sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated. The Bank did not have any troubled debt restructuring at any of the dates presented.


                                     At September 30,
                                  1997     1996     1995
                                  (Dollars in Thousands)
Non accruing loans:
Real estate mortgage loans:
 One-to-four family                $ --    $ 74     $ 70
 Multi-family                        --      --       --
 Commercial real estate              --      --       --
Real estate construction loans       --      --       --
Commercial business loans            --      --       --
Consumer loans                       --      --       --
Total non-accruing loans             --    $ 74     $ 70
Accruing loans greater than 90
                days delinquent:
Real estate mortgage loans:
 One-to-four family                 454     112      140
 Multi-family                        --      --       --
 Commercial real estate              --      93       --
Real estate construction loans       --      --       --
Commercial business loans            --      --       --
Consumer loans                       31      49        6
Total accruing loans greater than
               90 days delinquent   485     254      146
Total non-performing loans          485     328      216
Real estate owned                    --      --       --
Total non-performing assets        $485    $328      216
Total non-performing loans as a
  percentage of total loans        1.64%   1.21%    0.90%
Total non-performing assets as a
 percentage of total assets        1.28%   0.93%    0.64%



Management believes that it is substantially secured with respect to non-performing assets and that the institution is adequately reserved.

Other Classified Assets. Federal regulations require that the Bank classify its assets on a regular basis.
In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them in their reports of examination. There are three classifications for problem assets:
"substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

At September 30, 1997, the Bank had $187,000 of assets classified substandard, $144,000 of assets classified doubtful and $12,000 classified as loss. At such date, the aggregate of the Bank's classified assets amounted to 0.91% of total assets.

Allowance for Loan Losses. The Bank's policy is to establish reserves to absorb losses on loans based on management's continuing review and evaluation of the portfolio and its judgment as to the impact of economic conditions on the portfolio. The allowance for losses on loans is maintained at a level believed adequate by management to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the past loss experience, changes in the composition of the portfolio and the current conditions and amount of loans outstanding. The allowance is increased by provisions for loan losses which are charged against income. As shown in the table below, at September 30, 1997, the Bank's allowance for loan losses amounted to 31.34% and 0.52% of the Bank's non-performing loans and total loans receivable, respectively.

Effective December 21, 1993, the FDIC, in conjunction with the Office of the Comptroller of the Currency
("OCC"), the Office of Thrift Supervision ("OTS") and the Federal Reserve Board, issued the Policy
Statement regarding an institution's allowance for loan and lease losses. The Policy Statement, which reflects the position of the issuing regulatory agencies and does not necessarily constitute GAAP, includes guidance (i) on the responsibilities of management for the assessment and establishment of an adequate allowance and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of an institution's loan portfolio. Specifically, the
Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (i)
50% of the portfolio that is classified doubtful;
(ii) 15% of the portfolio that is classified substandard; and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming 12 months based on facts and circumstances available on the evaluation date.
While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling." The review of the Policy
Statement did not result in a material adjustment to the Bank's policy for establishing loan losses.
The following table describes the activity related to the Bank's allowance for possible loan losses for the periods indicated.


                                         Year Ended September 30,

                                            1997    1996   1995
                                           (Dollars in Thousands)
Balance at beginning of period              $143    $ 74   $ 67
Charge-offs:
  One-to-four family real estate loans        (7)    (10)   (10)
  Consumer loans                              (2)     (2)    --
Recoveries:  one-to-four family real estate    1       1      4
Net charge-offs                               (8)    (11)    (6)
Provision for losses on loans                 17      80     13
Balance at end of period                    $152    $143   $ 74
Allowance for loan losses as a percentage
         of total loans outstanding         0.52%   0.53%  0.31%
Allowance for loan losses as a percentage
         of total non-performing loans     31.34%  43.60% 34.26%
Ratio of net charge-offs to
         average loans outstanding          0.03%   0.04%  0.03%



The following table presents an allocation of the allowance for loan losses by the categories indicated and the percentage that loans in each category bear to total loans. This allocation is used by management to assist in its evaluation of the Bank's loan portfolio. It should be noted that allocations are no more than estimates and are subject to revisions as conditions change. Based upon historical loss experience and the Bank's assessment of its loan portfolio, all of the Bank's allowance for loan losses have been allocated to the categories of loans indicated. Allocations of these loans are based primarily on the creditworthiness of each borrower.
In addition, general allocations are also made to each category based upon, among other things, the current and future impact of economic conditions on the loan portfolio taken as a whole. Losses on loans made to consumers are reasonably predictable based on the prior loss experience and a review of current economic conditions.


                                        At September 30,
                                   1997                  1996
                              Amount  Percent       Amount  Percent
                                      of Loans              of loans
                                      in Each               in Each
                                      Category to           Category to
                                      Total Loans           Total Loans
                                             (Dollars in Thousands)
Real estate mortgage loans:
 One-to-four family            $105      84.29%      $ 98      79.13%
 Multi-family                    --       3.67         --       4.57
 Commercial real estate          --       3.69         --       2.89
Real estate sold on Contract      4       1.02          4       1.38
Real estate construction         --       0.39         --       1.26
Commercial business loans         3       1.63          3       1.23
Consumer loans                   40       5.31         38       9.54
       Total                   $152     100.00%      $143     100.00%

                                 At September 30, 1995

                                 Amount  Percent
                                         of Loans
                                         in Each
                                         Category to
                                         Total Loans
                                 (Dollars in Thousands)
Real estate mortgage loans:
 One-to-four family               $ 53       79.53%
 Multi-family                       --        4.80
 Commercial real estate             --        2.77
Real estate sold on contract         4        1.72
Real estate construction loans      --        0.68
Commercial business loans           --        1.00
Consumer loans                      17        9.50
         Total                    $ 74      100.00%



Management of the Bank presently believes that its allowance for loan losses is adequate to cover any potential losses in the Bank's loan portfolio.
However, future adjustments to this allowance may be necessary, and the Bank's results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in making its determinations in this regard.

Investment Activities

General. Interest income from mortgage-backed securities and investment securities generally provides the second largest source of income to the Bank after interest on loans. The Bank's Board of Directors has authorized investment in U.S.
Government and agency securities, obligations of the FHLB, and mortgage backed securities issued by FNMA, FHLMC and the Government National Mortgage
Association ("GNMA") as well as by certain state, county and municipal securities. The Bank's objective is to use such investments to reduce interest rate risk, enhance yields on assets and provide liquidity. On September 30, 1997, the Bank's investment securities portfolio amounted to
$6.12 million, including a net unrealized gain of $2,000, with respect to its securities available for sale.

Mortgage-Backed Securities.  As of September 30,
1997, the Bank's mortgage-backed securities amounted to $2.69 million, or 7.11% of total assets. The Bank's mortgage-backed securities portfolio provides a means of investing in housing related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and with limited credit risk of default which arises in holding a portfolio of loans to maturity. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on mortgage-backed securities are passed from the mortgage originators, as servicer, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the GNMA.

The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 FHLBs and federally insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates.
The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs, which limit currently is $207,000.

Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate loans. As a result, the risk characteristics of the underlying pool of mortgages, (i.e., fixed rate or adjustable rate) as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages.
The Bank's mortgage-backed securities portfolio includes investments in mortgage-backed securities backed by ARMs or securities which otherwise have an adjustable rate feature.

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed and related securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Bank in the event that the Bank determined to utilize borrowings as a source of funds. Mortgage backed securities issued or guaranteed by the FNMA or the FHLMC (except interest-only securities or the residual interests in
CMOs) are weighted at no more than 20.0% for risk-based capital purposes, compared to a weight of 50.0% to 100.0% for residential loans.

As of September 30, 1997, all of the Bank's $2.69 million of mortgage-backed securities were classified as held to maturity.

At September 30, 1997, the weighted average contractual maturity of the Bank's fixed-rate mortgage-backed securities was approximately 1.9 years. The actual maturity of a mortgage backed security may be less than its stated maturity due to prepayments of the underlying mortgages.
Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security.
In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments.
Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.

During periods of rising mortgage interest rates, if the coupon rates of the underlying mortgages are less than the prevailing market interest rates offered for mortgage loans, refinancings generally decrease and slow the prepayment of the underlying mortgages and the related securities. Conversely, during periods of falling mortgage interest rates, if the coupon rates of the underlying mortgages exceed the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related securities. Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank's mortgage-related securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

Securities. The Bank's investments in investment securities other than mortgage-backed securities consist primarily of securities issued by the U.S.
Treasury and federal government agency obligations except for $362,000 of securities all of which are general obligations of Illinois municipalities. As of September 30, 1997, $3.12 million of such securities portfolio were classified available for sale. The remaining $362,000 of the Bank's investment securities portfolio, which do not include the mortgage backed securities, were classified as held to maturity. The Bank attempts to maintain a high degree of liquidity in its investment securities portfolio and generally does not invest in securities with terms to maturity exceeding ten years. As of September 30, 1997, the estimated weighted average life of the Bank's investment securities portfolio was 3.79 years.

The following table sets forth certain information regarding the Bank's investment securities at the dates indicated.



                                      September 30,
                                 1997                1996
                         Amortized  Market   Amortized  Market
                            Cost    Value       Cost    Value
                                   (In Thousands)
Available for sale:(1)
  U.S. Treasury           $1,741     $1,759   $  250    $  253
  Federal agencies         1,365      1,357    1,992     1,969
Total available for sale  $3,106     $3,116   $2,242    $2,222

Held to maturity:(1)
   Federal agencies       $  --      $  --    $  500    $  499
   State and municipal       362        369      361       355
Mortgage-backed Securities 2,638      2,689    3,476     3,473
Total held to maturity    $3,000     $3,058   $4,337    $4,327

                                      September 30, 1995
                                     Amortized   Market
                                        Cost     Value
                                        (In Thousands)
Available for sale:(1)
  U.S. Treasury                       $  198     $  199
  Federal agencies                     1,286      1,287
Total available for sale              $1,484     $1,486

Held to maturity:(1)
   Federal agencies                   $2,196     $2,157
   State and municipal                   360        353
Mortgage-backed Securities             4,260      4,256
Total held to maturity                $6,816     $6,766

(1) The Bank adopted the provisions set forth in SFAS No. 115 on October 1, 1994, which requires entities to carry securities that are available for sale at their market value while continuing to carry securities that are held to maturity at their amortized cost.


The following table sets forth certain information regarding the maturities of the Bank's investment securities at September 30, 1997.

                                        Contractually Maturing
                                           Weighted         Weighted
                               Under 1     Average    1-5   Average
                                Year        Yield    Years   Yield
                                          (Dollars in Thousands)
Available for sale:
 U.S. Treasury                 $  --         --%    $1,741    6.10%
 Federal agencies                 --         --      1,365    5.97
Total available for sale          --         --      3,106    6.03

Held to maturity:
 Federal agencies                 --         --        --      --
 State and municipal(1)           --         --        --      --
 Mortgage-backed securities       --         --        682    6.40
  Total held to maturity          --         --        682    6.40
  Total investment securities     --         --      3,274    6.10


                                        Contractually Maturing
                                          Weighted          Weighted
                                 6-10     Average   Over 10 Average
                                 Years     Yield     Years   Yield     Total
                                        (Dollars in
Thousands) Available for sale:
 U.S. Treasury                 $   --      -- %     $  --     -- %    $1,741
 Federal agencies                  --      --          --     --       1,365
Total available for sale           --      --          --     --       3,106

Held to maturity:
 Federal agencies                  --      --          --     --         --
 State and municipal(1)           165     4.65         197   4.85        362
 Mortgage-backed securities        --      --        1,956   7.11      2,638
  Total held to maturity          165     4.65       2,153   6.90      3,000
  Total investment securities     165     4.65       2,153   6.90      6,106

(1) Yields on tax-exempt investments have not been computed on a tax-equivalent basis.


In addition, as a member of the FHLB of Chicago the Bank is required to maintain an investment in stock of the FHLB of Chicago equal to the greater of 1% of the Bank's outstanding home mortgage related assets or 5% of its outstanding advances from the FHLB of Chicago. As of September 30, 1997, the
Bank's investment in stock of the FHLB of Chicago amounted to $283,000. During the year ended September 30, 1997, the Bank received $19,000 in dividends on its FHLB stock. No ready market exists for such stock, which is carried at par value.

Sources of Funds

General. The Bank's principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through the Bank's single retail office. The
Bank also derives funds from amortization and prepayments of outstanding loans and mortgage-related securities, and from maturing investment securities.
Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. The Bank has made limited use of borrowings to supplement its deposits as a source of funds.

Deposits. The Bank's current deposit products include savings accounts, retirement savings accounts, NOW accounts, MMIA, certificates ranging in terms from six months to five years and non-interest-bearing personal and business checking accounts.

The Bank's deposits are obtained primarily from residents in its Primary Market Area. The Bank attracts local deposit accounts by offering a wide variety of accounts, competitive interest rates and a convenient location and convenient service hours.
The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print and broadcast advertising and direct mailings.
However, the Bank does not solicit funds through deposit brokers nor does it pay any brokerage fees if it accepts such deposits.

The Bank has been competitive in the types of accounts and in interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions. With the decline in interest rates paid on deposit products, the Bank in recent years has experienced limited disintermediation of deposits into competing investment products.
The following table sets forth certain information relating to the Bank's deposits by type, as of the dates indicated.



                                           September 30,
                                1997         1996         1995
                                    Percent          Percent         Percent
                                    Of Total         of Total        of Total
                           Amount   Deposits  Amount Deposits Amount Deposits
                                         (Dollars in Thousands)
Transaction accounts:
 NOW accounts              $  826    2.84%   $  577    1.88%   $  625   1.99%
 Money market investment      896    3.08     1,043    3.39     1,432   4.57
 Savings and retirement     5,027   17.28     5,350   17.42     4,965  15.85
Total transaction accounts  6,749   23.20     6,970   22.69     7,022  22.41
Certificates of deposit:
 Within 1 year             14,406   49.51    16,995   55.32    14,134  45.12
 1-2 years                  6,668   22.92     4,369   14.22     7,681  24.52
 2-3 years                    637    2.19     1,599    5.20     1,856   5.92
 3-4 years                    442    1.52       293    0.95       339   1.08
 4-5 years                    196    0.66       498    1.62       299   0.95
Total certificates         22,349   76.80    23,754   77.31    24,309  77.59
Total deposits            $29,098  100.00%  $30,724  100.00%  $31,331 100.00%







The following table sets forth information relating to the Bank's deposit flows during the periods shown:


                                At or For the Year Ended September 30,
                                       1997          1996         1995
                                                (In Thousands)

Net deposits (withdrawals)
        before interest credited     $(2,875)      $(1,877)      $ (567)

Interest credited                      1,249         1,270        1,200

Total increase (decrease)in deposits $(1,626)      $  (607)      $  633



The following table shows the interest rate and maturity information for the Bank's certificates at September 30, 1997.


                                             Maturity Date
                      One Year  Over 1-2  Over 2-3  Over 3-4  Over 4-5
                      or less     Years     Years     Years     Years
                                        (In Thousands)
Interest Rate
4.50 to 4.99%         $   104    $   --    $   --    $   --    $    --
5.00 to 5.99%          11,225      1,675       302       217         76
6.00 to 6.99%           3,077      4,993       335       225        120
Total                 $14,406    $ 6,668   $   637   $   442   $    196



The following table sets for the maturities of the Bank's certificates having principal amounts of $100,000 or more at September 30, 1997.


                  Maturity Period                  Amount
                                              (In Thousands)
   Three months or less                         $    597
   Over three through six months                     515
   Over six through twelve months                    940
   Over twelve months                                812
   Total certificates of deposit
        with balances of $100,00 or more        $  2,864


Borrowings. The Bank may obtain advances from the FHLB of Chicago upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Prior to fiscal 1996, the Bank had not used such borrowings during the most recent five-year period.

The following table sets forth the amounts of the Bank's borrowings and the weighted average rates for the year ended September 30, 1997.


                                  For the Year Ended September 30,
                                                    1997       1996
                                                 (Dollars in Thousands)
FHLB advances:
Average balance outstanding during the period(1)   $2,100     $1,917
Maximum amount outstanding
at any month-end during the period                 $2,600     $2,000
Balance outstanding at end of period               $2,600     $2,000
Weighted average interest rate during the period    5.85%      5.58%
Weighted average interest rate at the end of period 5.88%      5.83%

(1) The average balance was computed using an average of monthly balances during the year.

Subsidiaries

The Bank currently has one subsidiary, G.B.W. Service
Corporation ("GBW"). GBW's primary activities are the collection of premiums on credit life and credit disability insurance policies and the collection of interest on certain real estate sales contracts. The
Bank's investment in its subsidiary totaled $116,000 as of September 30, 1997.


Legal Proceedings

The Bank is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate except as noted below, are believed by management to be immaterial to the financial condition of the Bank. On December 30, 1992,
Rosemary Frobose, a former officer of the Bank, filed a lawsuit against the Bank in the United States
District Court, Central District of Illinois,
(subsequently transferred to the Central District of Illinois, Peoria Division) alleging that she was the victim of a retaliatory discharge based on common law rights and the federal "whistleblower statute," 12
USC ' 1831j(a). The plaintiff seeks compensatory and punitive damages against the Bank based upon her loss of income and employment for at least a ten-year period. She has not sought a specific dollar amount in her complaint but at one point made a demand of $900,000.
Recently, the Court entered a summary judgment in favor of the Bank on each count. The employee has appealed the judgement on several counts to the Federal Appeals Court in Chicago. Oral argument was heard on December 12, 1997.
In the judgment of the Bank's litigation counsel, the likelihood that the plaintiff will prevail in this case is remote.
However, should the case be revised on appeal and a verdict ultimately directed against the Bank by the trial court, the Bank's litigation counsel believes that the range of potential loss is $250,000 to $1 million. In the unlikely event of a verdict within that range, the resulting loss would have a material adverse effect on the Bank.

Competition

The Bank faces strong competition both in attracting deposits and making real estate loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its market area including many large financial institutions which have greater financial and marketing resources available to them.
In addition, during times of high interest rates, the Bank has faced significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

The Bank experiences strong competition for real estate loans principally from other savings institutions, commercial banks and mortgage banking companies. The Bank competes for loans principally through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers and the convenient location of its main office. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

Employees

The Bank had eight full-time employees and two part-time employees as of September 30, 1997. None of these employees is represented by a collective bargaining agreement. The Bank believes that it enjoys excellent relations with its personnel.

REGULATION

Set forth below is a brief description of certain laws and regulations which together with the descriptions of laws and regulation contained elsewhere herein, are deemed material to an investor's understanding of the extent to which the Company and the Savings Bank are regulated. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.


The Company

General. The Company is the sole stockholder of the Bank. As such, the Company is a bank holding company. As a bank holding company, the Company is required to register with, and is subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act ("BHCA"). In accordance with Federal
Reserve Board policy, the Company will be expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the Federal
Reserve Board and is required to file periodic reports of its operations and such additional information as the Federal Reserve Board may require.
Because the Bank is chartered under Illinois law, the Company is also subject to registration with, and regulation by, the Commissioner under the ISBA.

The BHCA requires prior Federal Reserve Board approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than five percent of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company.
With certain exceptions, the BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries.
A bank holding company may, however,
engage in or acquire an interest in a company that engages in activities which the Federal Reserve Board has determined by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

A bank holding company is a legal entity separate and distinct from its subsidiary bank or banks.
Normally, the major source of a holding company's revenue is dividends a holding company receives from its subsidiary banks. The right of a bank holding company to participate as a stockholder in any distribution of assets of its subsidiary banks upon their liquidation or reorganization or otherwise is subject to the prior claims of creditors of such subsidiary banks. The subsidiary banks are subject to claims by creditors for long-term and short-term debt obligations, including substantial obligations for federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. Under the Financial Institutions
Reform, Recovery and Enforcement Act of 1989, in the event of a loss suffered by the FDIC in connection with a banking subsidiary of a bank holding company
(whether due to a default or the provision of FDIC assistance), other banking subsidiaries of the holding company could be assessed for such loss.

Federal laws limit the transfer of funds by a subsidiary bank to its holding company in the form of loans or extensions of credit, investments or purchases of assets. Transfers of this kind are limited to ten percent of a bank's capital and surplus with respect to each affiliate and to twenty percent to all affiliates in the aggregate, and are also subject to certain collateral requirements.
These transactions, as well as other transactions between a subsidiary bank and its holding company, must also be on terms substantially the same as, or at least as favorable as, those prevailing at the time for comparable transactions with non affiliated companies or, in the absence of comparable transactions, on terms or under circumstances, including credit standards, that would be offered to, or would apply to, non affiliated companies.

Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for the Bank described below. At September 30, 1997, the Company's Tier 1 and total capital significantly exceeded the Federal
Reserve Board's capital adequacy requirements.

The Bank

General. The Bank is an Illinois-chartered savings bank, the deposit accounts of which are insured by the SAIF of the FDIC. As a SAIF-insured, Illinois-chartered savings bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Illinois savings banks, and the FDIC, as administrator of the SAIF, and to the statutes and regulations administered by the Commissioner and the FDIC governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The Bank is required to file reports with the Commissioner and the FDIC concerning its activities and financial condition and will be required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions.

The Commissioner and the FDIC have extensive enforcement authority over Illinois-chartered savings banks, such as the Bank. This enforcement authority includes, among other things, the ability to issue cease-and-desist or removal orders, to assess civil money penalties and to initiate injunctive actions.
In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe and unsound practices.

The Commissioner has established a schedule for the assessment of "supervisory fees" upon all Illinois savings banks to fund the operations of the Commissioner. These supervisory fees are computed on the basis of each savings bank's total assets
(including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the Commissioner.
The Commissioner also assesses fees for examinations conducted by the Commissioner's staff, based upon the number of hours spent by the Commissioner's staff performing the examination. During the fiscal year ended September 30, 1997, the Bank paid approximately
$15,000 in supervisory fees and expenses.

The system of regulation and supervision applicable to the Bank establishes a comprehensive framework for its operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors of the Bank. Changes in the regulatory framework could have a material adverse effect on the Bank and its operations which, in turn, could have a material adverse effect on the Holding Company.

Capital Requirements.  Under the Illinois Savings
Bank Act ("ISBA") and the regulations of the Commissioner, an Illinois savings bank must maintain a minimum level of total capital equal to the higher of 3% of total assets or the amount required to maintain insurance of deposits by the FDIC. The
Commissioner has the authority to require an Illinois savings bank to maintain a higher level of capital if the Commissioner deems such higher level necessary based on the savings bank's financial condition, history, management or earnings prospects.

FDIC-insured institutions are required to follow certain capital adequacy guidelines which prescribe minimum levels of capital and require that institutions meet certain risk-based and leverage capital requirements. Under the FDIC capital regulations, an FDIC-insured institution is required to meet the following capital standards: (i) "Tier 1 capital", for all but the most highly rated institutions in an amount not less than 4% of total assets; (ii) "Tier 1 capital" in an amount not less than 4% of risk-weighted assets; and (iii) "total capital" in an amount not less than 8% of risk-weighted assets.

FDIC-insured institutions in the strongest financial and managerial condition (with a composite rating of "1" under the Uniform Financial Institutions Rating
System established by the Federal Financial
Institutions Examination Council) are required to maintain "Tier 1 capital" equal to at least 3% of total assets ( the "leverage limit" requirement).
For all other FDIC-insured institutions, the minimum leverage limit requirement is 3% of total assets plus at least an additional 100 to 200 basis points.
 Tier 1 capital is defined to include the sum of common stockholders' equity, non-cumulative perpetual preferred stock (including any related surplus), and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights, qualifying purchased creditcard relationships and qualifying supervisory goodwill), certain identified losses (as defined in the FDIC's regulations) and investments in certain subsidiaries.

FDIC-insured institutions also are required to adhere to certain risk-based capital guidelines which are designed to provide a measure of capital more sensitive to the risk profiles of individual banks.
Under the risk-based capital guidelines, capital is divided into two tiers: core (Tier 1) capital, as defined above, and supplementary (Tier 2) capital.
Tier 2 capital is limited to 100% of core capital and includes cumulative perpetual preferred stock, perpetual preferred stock for which the dividend rate is reset periodically based on current credit standing, regardless of whether dividends are cumulative or non-cumulative, mandatory convertible debt securities, term subordinated debt, intermediate-term preferred stock and the allowance for possible loan and lease losses. The allowance for possible loan and lease losses includable in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets. Total capital is the sum of Tier 1 and Tier 2 capital. The risk based capital framework assigns balance sheet assets to one of four broad risk categories which are assigned risk weights ranging from 0% to 100% based primarily on the degree of credit risk associated with the obligor. Off balance sheet items are converted to an on-balance sheet
"credit equivalent" amount utilizing certain conversion factors. The sum of the four risk weighted categories equals risk-weighted assets. At
September 30, 1997 the Bank met each of its capital requirements.

Dividends. Under the ISBA, dividends may only be declared when the total capital of the Bank is greater than that required by Illinois law.
Dividends may be paid by the Bank out of its net profits (i.e., earnings from current operations, plus actual recoveries on loans, investments, and other assets after deducting all current expenses, including dividends or interest on deposit accounts, additions to reserves as may be required by the Illinois Commissioner, actual losses, accrued dividends on preferred stock, if any, and all State and federal taxes). The written approval of the Commissioner must be obtained, however, before a savings bank having total capital of less than 6% of total assets may declare dividends in any year in an amount in excess of 50% of its net profits for that year. A savings bank may not declare dividends in excess of its net profits in any year without the approval of the Commissioner. In addition, before declaring a dividend on its capital stock, the Bank must transfer no less than one-half of its net profits of the preceding half year to its paid-in surplus until it shall have paid-in surplus equal to 20% of its capital stock. Finally, the Bank will be unable to pay dividends in an amount which would reduce its capital below the greater of (i) the amount required by the FDIC, (ii) the amount required by the Commissioner or (iii) the amount required for the liquidation account to be established by the Bank in connection with the Conversion. The Commissioner and the FDIC also have the authority to prohibit the payment of any dividends by the Bank if the Commissioner or the FDIC determines that the distribution would constitute an unsafe or unsound practice. For the year ended September 30, 1997, the Bank's capital was greater than that required by the FDIC and higher than 3% of total assets. Based upon the Illinois definition of "net profits", the Bank could pay a maximum of $126,000 in dividends under Illinois Law, and the Bank does not intend to pay dividends in excess of this amount.

Federal Home Loan Bank System. The Bank is a member of the FHLB System which consists of 12 FHLBs under the jurisdiction of the Federal Housing Finance Board
("FHFB"). As a member of the FHLB System, the Bank is required to acquire and hold shares of capital stock of the FHLB of Chicago in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of the Bank's aggregate unpaid loan principal, or (ii) 0.3% of the Bank's total assets.
The Bank's holdings of FHLB capital
stock will be reviewed annually by the FHLB of Chicago using calendar year-end financial data to ensure that the Bank is holding the minimum required amount of FHLB capital stock. If the minimum amount required is decreased, the FHLB-Chicago may in its discretion and upon application of the Bank, retire excess shares of capital stock held by the Bank. The
Bank is in compliance with this requirement with an investment in FHLB capital stock of $283,000 at September 30, 1997.

The FHLBs provide a central credit facility primarily for member institutions. FHLBs make advances to member banks in accordance with each Federal Home
Loan Bank's policies and procedures established by the FHFB and the Board of Directors of such FHLB.
 All long-term advances by a Federal Home Loan Bank
(advances having an original term to maturity greater than five years) must be made only for the purpose of providing funds for residential housing finance.
Advances are made upon the note or obligation of a member bank, must be fully secured and bear interest at a rate established by the FHFB. At September 30, 1997, the Bank had $2,600,000 in advances outstanding from the FHLB of Chicago. The Bank's aggregate outstanding advances from the FHLB of Chicago may at no time exceed 20 times the amounts paid in by the Bank for its holding of FHLB capital stock.

Lending Limitations. Under the ISBA, the Bank is prohibited from making secured or unsecured loans for business, corporate, commercial or agricultural purposes representing in the aggregate an amount in excess of 15% of its total assets, unless the Commissioner authorizes in writing a higher percentage limit for such loans upon the request of an institution. In addition, the regulations of the Commissioner prohibit the Bank from making educational loans in excess of 5% of its total assets.

The Bank is also subject to a loans-to-one borrower limitation. Under the ISBA, the total loans and extensions of credit, both direct and indirect, by the Bank to any person (other than the United States or its agencies, the state of Illinois or its agencies, and any municipal corporation for money borrowed) outstanding at one time must not exceed the greater of $500,000 or 20% of the Bank's total capital plus general loan loss reserves. In addition to the above, the total loans and extensions of credit, both direct and indirect, by the Bank to any person outstanding at one time and at least 100% secured by readily marketable collateral must not exceed the greater of $500,000 or 10% of the Bank's total capital plus general loan loss reserves.

Brokered Deposits; Regulation of Deposit Rates.
Under applicable laws and regulations, an insured depository institution may be restricted in obtaining, directly or indirectly, funds by or through any "deposit broker," as defined, for deposit into one or more deposit accounts at the institution. The term "deposit broker" generally includes any person engaged in the business of placing deposits, or facilitating the placement of deposits, of third parties with insured depository institutions or the business of placing deposits with insured depository institutions for the purpose of selling interests in those deposits to third parties. Under FDIC regulations, well capitalized institutions are subject to no brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only (i) with a waiver from the FDIC and (ii) subject to the limitation that they do not pay an effective yield on any such deposit which exceeds by more than (a) 75 basis points the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted in its normal market area or (b) by 120% for retail deposits and 130% for wholesale deposits, respectively, of the current yield on comparable maturity U.S. Treasury obligations for deposits accepted outside the institution's normal market area. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited. At
September 30, 1997,  the Bank is a well
capitalized institution which was not subject to restrictions on brokered deposits within the meaning of these regulations and had no brokered deposits. See footnotes to Consolidated Financial Statements.

An institution that is not well-capitalized, even if meeting minimum capital requirements, may not solicit deposits by offering interest rates that are significantly higher than the relevant local or national rate as determined under the regulations.

Community Reinvestment Act Requirements. The FDIC, the Federal Reserve Board, the OTS and the OCC have jointly issued a final rule (the "Final Rule") under the Community Reinvestment Act (the "CRA"). The
Final Rule eliminates the existing CRA regulation's twelve assessment factors and substitutes a performance based evaluation system. The Final Rule will be phased in over a period of time and became fully effective on July 1, 1997. Under the Final
Rule, an institution's performance in meeting the credit needs of its entire community, including low-and moderate income areas, as required by the CRA, will generally be evaluated under three tests: the "lending test," the "investment test," and the "service test." A "small bank," defined to include one with less than $250 million in assets, is subject to a special test, involving consideration of loan to deposit ratio, the percentage of loans located in the institution's "assessment area", the degree of lending to persons of different income levels and to business and farms of different sizes, geographic distribution of loans, and responsiveness to complaints about its performance in meeting local credit needs. As an alternative, institutions may submit a "strategic plan" approved by the FDIC.
 These tests and standards are applied in a "performance context." The performance context includes information on income levels, housing stock and costs in the local area, any information about lending, investment and service opportunities in the area, the association's product offerings and business strategy, the institution's capacity and constraints, past performance and performance of similarly situated lenders, and written comments placed in the association's public file. Institutions receive a rating of "outstanding", "satisfactory", "needs to improve" or "substantial noncompliance."
These ratings are made publicly available and are used when applications are filed with the agency to branch, relocate an office, merge with or acquire other institutions, among other transactions. Based upon a review of the Final Rule, management of the Company does not anticipate that the new CRA regulations will adversely affect the Bank.

Other Regulations

FDICIA.  The Federal Deposit Insurance Corporation
Improvement Act of 1991 ("FDICIA") was enacted on December 19, 1991. In addition to providing for the recapitalization of BIF, FDICIA represents a comprehensive and fundamental change to banking supervision. FDICIA imposes relatively detailed standards and mandates the development of additional regulations governing nearly every aspect of the operations, management and supervision of banks and bank holding companies like the Company and the Bank.

As required by FDICIA, and subsequently amended by the Riegle Community Development and Regulatory
Improvement Act of 1994 (the "CDR Act"), the federal banking regulators have adopted (effective August 9, 1995) interagency guidelines establishing standards for safety and soundness for depository institutions on matters such as internal controls, loan documentation, credit underwriting, interest-rate risk exposure, asset growth, and compensation and other benefits (the "Guidelines"). In addition, the federal banking regulators have proposed asset quality and earnings standards to be added to the Guidelines. The agencies expect to request a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. FDIC regulations enacted under FDICIA also require all depository institutions to be examined annually by the banking regulators and depository institutions having $500 million or more in total assets to have an annual independent audit, an audit committee comprised solely of outside directors, and to hire outside auditors to evaluate the institution's internal control structure and procedures and compliance with laws and regulations relating to safety and soundness. The FDIC, in adopting the regulations, reiterated its belief that every depository institution, regardless of size, should have an annual independent audit and an independent audit committee.

FDICIA requires the banking regulators to take prompt corrective action with respect to depository institutions that fall below certain capital levels and prohibits any depository institution from making any capital distribution that would cause it to be considered undercapitalized. Regulations establishing five capital categories of well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized became effective December
19, 1992. Institutions that are not adequately capitalized may be subjected to a broad range of restrictions on their activities and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution. Only well capitalized institutions and adequately capitalized institutions receiving a waiver from the FDIC are permitted to accept brokered deposits, and only those institutions eligible to accept brokered deposits may provide pass-through deposit insurance for participants in employee benefit plans. In other respects, FDICIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for undercapitalized institutions.

A range of other regulations adopted as a result of FDICIA include requirements applicable to closure of branches; additional disclosures to depositors with respect to terms and interest rates applicable to deposit accounts; requirements for the banking agencies to adopt uniform regulations for extensions of credit secured by real estate; modification of accounting standards to conform to generally accepted accounting principles including the reporting of off-balance sheet items and supplemental disclosure of estimated fair market value of assets and liabilities in financial statements filed with the banking regulators; increased penalties in making or failing to file assessment reports with the FDIC; greater restrictions on extensions of credit to directors, officers and principal stockholders; and increased reporting requirements on agricultural loans and loans to small businesses.

As required by FDICIA, the FDIC has established a risk-based assessment system for the deposit insurance provided to depositors at depository institutions whereby assessments to each institution are calculated upon the probability that the insurance fund will incur a loss with respect to the institution, the likely amount of such loss, and the revenue needs of the insurance fund. Under the system, deposit insurance premiums are based upon an institution's assignment to one of three capital categories and a further assignment to one of three supervisory subcategories within each capital category. The result is a nine category assessment system with initial assessment rates ranging from twenty-three cents to thirty-one cents per one hundred dollars of deposits in an institution. The classification of an institution into a category will depend, among other things, on the results of off-site surveillance systems, capital ratio, and CAMELS rating (a supervisory rating of capital, asset quality, management, earnings, liquidity, and sensitivity to market risk).

The CDR Act. On September 23, 1994, the CDR Act was enacted. The CDR Act includes more than 50 regulatory relief provisions designed to streamline the regulatory process for banks and thrifts and to eliminate certain duplicative regulations and paperwork requirements established after, and largely as a result of, the savings and loan debacle. Well run community banks with less than $250 million in assets will be examined every 18 months rather than annually. The application process for forming a bank holding company has been greatly reduced. Also, the requirement that call report data be published in local newspapers has been eliminated.

The CDR Act establishes dual programs and provides funding in the amount of $382 million to provide for development services, lending and investment in distressed urban and rural areas by community development financial institutions and banks. In addition, the CDR Act includes provisions relating to flood insurance reform, money laundering, regulation of high-cost mortgages, and small business and commercial real estate loan securitization.

The Branching Act.  On September 29, 1994, the Riegle-
Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Branching Act") was enacted. Under the
Branching Act, beginning September 29, 1995, adequately capitalized and adequately managed bank holding companies will be allowed to acquire banks across state lines, without regard to whether the transaction is prohibited by state law; however, they will be required to maintain the acquired institutions as separately chartered institutions.
Any state law relating to the minimum age of target banks (not to exceed five years) will be preserved.
Under the Branching Act, the Federal Reserve Board will not be permitted to approve any acquisition if, after the acquisition, the bank holding company would control more than 10% of the deposits of insured depository institutions nationwide or 30% or more of the deposits in the state where the target bank is located. The Federal Reserve Board could approve an acquisition, notwithstanding the 30% limit, if the state waives the limit either by statute, regulation or order of the appropriate state official.

In addition, under the Branching Act beginning on June 1, 1997, banks were permitted to merge with one another across state lines and thereby create a main bank with branches in separate states.
 After establishing branches in a state through an interstate merger transaction, the bank could establish and acquire additional branches at any location in the state where any bank involved in the merger could have established or acquired branches under applicable federal or state law.

The responsible federal agency will not be permitted to approve any merger if, after the merger, the resulting entity would control more than 10% of the deposits of insured depository institutions nationwide or 30% or more of the deposits in any state affected by the merger. The responsible agency could approve a merger, notwithstanding the 30% limit, if the home state waives the limit either by statute, regulation or order of the appropriate state official.

Under the Branching Act, states may adopt legislation permitting interstate mergers before June 1, 1997.
In contrast, states may adopt legislation before June
1, 1997, subject to certain conditions, opting out of interstate branching. If a state opts out of interstate branching, no out-of-state bank may establish a branch in that state through an acquisition or de novo, and a bank whose home state opts out may not participate in an interstate merger transaction. Illinois has adopted legislation permitting interstate mergers beginning on June 1, 1997.

FDIC Insurance Premiums. The deposits of the Bank are currently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF fund met its target reserve level in September 1995, but the SAIF was not expected to meet its target reserve level until at least 2002. Consequently, in late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with respect to the semiannual premium assessment beginning January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to an annual minimum of $2000) for institutions in the lowest risk category. Deposit insurance premiums for SAIF members were maintained at their existing levels (23 basis points for institutions in the lowest risk category).

On September 30, 1996 President Clinton signed into law legislation which eliminated the premium differential between SAIF-insured institutions and
BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation provided that all SAIF member institutions pay a one time special assessment to recapitalize the SAIF, which was sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

Effective October 8, 1996, FDIC regulations imposed a one-time special assessment of 65.7 basis points on SAIF-assessable deposits as of March 31, 1995. The
Bank's one-time special assessment amounted to $206,000 pre-tax.

On December 24, 1996, the FDIC adopted lower assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective
SAIF rates range from zero basis points to 27 basis points. From 1997 through 1999, SAIF members will pay 6.4 basis points to fund the Financing
Corporation while BIF member institutions will pay approximately 1.3 basis points.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Savings
Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Savings Bank's deposit insurance.

Regulatory Enforcement Authority. Applicable banking laws include substantial enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank are subject to the corporate tax provisions of the Code, as well as certain additional provisions of the Code which apply to thrift and other types of financial institutions.
The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Bank.

Fiscal Year. The Company and its subsidiaries file a consolidated federal income tax return on a September
30 year end basis.

Method of Accounting. The Savings Bank maintains its books and records for federal income tax purposes using the accrual method of accounting. The accrual method of accounting generally requires that items of income be recognized when all events have occurred that establish the right to receive the income and the amount of income can be determined with reasonable accuracy, and that items of expense be deducted at the later of (i) the time when all events have occurred that establish the liability to pay the expense and the amount of such liability can be determined with reasonable accuracy or (ii) the time when economic performance with respect to the item of expense has occurred.

Bad Debt Reserves. Savings institutions, such as the Bank, which meet certain definitional tests primarily relating to their assets and the nature of their businesses, are permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions may, within specified formula limits, be deducted in arriving at the institution's taxable income. For purposes of computing the deductible addition to its bad debt reserve, the institution's loans are separated into "qualifying real property loans" (i.e., generally those loans secured by certain interests in real property) and all other loans ("non-qualifying loans"). The deduction with respect to non-qualifying loans must be computed under the experience method as described below. The following formulas may be used to compute the bad debt deduction with respect to qualifying real property loans: (i) actual loss experience, or (ii) a percentage of taxable income. Reasonable additions to the reserve for losses on non-qualifying loans must be based upon actual loss experience and would reduce the current year's addition to the reserve for losses on qualifying real property loans, unless that addition is also determined under the experience method. The sum of the additions to each reserve for each year is the institution's annual bad debt deduction.

Under the experience method, the deductible annual addition to the institution's bad debt reserves is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (a) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of the six years, or (b) the lower of (i) the balance of the reserve account at the close of the Bank's "base year," which was its tax year ended December 31, 1987, or (ii) if the amount of loans outstanding at the close of the taxable year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.

Under the percentage of taxable income method, the bad debt deduction equals 8% of taxable income determined without regard to that deduction and with certain adjustments. The availability of the percentage of taxable income method permits a qualifying savings institution to be taxed at a lower effective Federal income tax rate than that applicable to corporations in general.
 This resulted generally in an effective Federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction permitted under the percentage of taxable income method, in the absence of other factors affecting taxable income, of 31.3% exclusive of any minimum tax or environmental tax (as compared to 34% for corporations generally). For tax years beginning on or after January 1, 1993, the maximum corporate tax rate was increased to 35%, which increased the maximum effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction to 32.2%. Any savings institution at least 60% of whose assets are qualifying assets, as described in the Code, will generally be eligible for the full deduction of 8% of taxable income. As of December 31, 1995, 93.6% of the assets of the Bank were "qualifying assets" as defined in the Code, and the Bank anticipates that at least 60% of its assets will continue to be qualifying assets in the immediate future. If this ceases to be the case, the institution may be required to restore some portion of its bad debt reserve to taxable income in the future.

Under the percentage of taxable income method, the bad debt deduction for an addition to the reserve for qualifying real property loans cannot exceed the amount necessary to increase the balance in this reserve to an amount equal to 6% of such loans outstanding at the end of the taxable year. The bad debt deduction is also limited to the amount which, when added to the addition to the reserve for losses on non-qualifying loans, equals the amount by which 12% of deposits at the close of the year exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. Based on experience, it is not expected that these restrictions will be a limiting factor for the Bank in the foreseeable future. In addition, the deduction for qualifying real property loans is reduced by an amount equal to all or part of the deduction for non-qualifying loans.

At September 30, 1997, the Federal income tax reserves of the Bank included $1.0 million for which no Federal income tax has been provided. Because of these Federal income tax reserves and the liquidation account to be established for the benefit of certain depositors of the Bank in connection with the conversion of the Bank to stock form, the retained earnings of the Bank are substantially restricted.

Pursuant to certain legislation which was recently enacted and which is effective for tax years beginning after 1995, a small thrift institution (one with an adjusted basis of assets of less than $500 million), such as the Bank, no longer is permitted to make additions to its tax bad debt reserve under the percentage of taxable income method. Such institutions are permitted to use the experience method in lieu of deducting bad debts only as they occur. Such legislation requires the Bank to realize increased tax liability over a period of at least six years, beginning in 1996. Specifically, the legislation requires a small thrift institution to recapture (i.e., take into income) over a multi year period the balance of its bad debt reserves in excess of the lesser of (i) the balance of such reserves as of the end of its last taxable year ending before 1988 or (ii) an amount that would have been the balance of such reserves had the institution always computed its additions to its reserves using the experience method. The recapture requirement is suspended for each of two successive taxable years beginning January 1, 1996 in which the Bank originates an amount of certain kinds of residential loans which in the aggregate are equal to or greater than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding 1996. It is anticipated that any recapture of the Bank's bad debt reserves accumulated after 1987 would not have a material adverse effect on the Bank's financial condition and results of operations.
As of September 30, 1997, the Bank's accumulated bad debt reserves after 1987 amounted to $9,000.

Distributions. If the Bank were to distribute cash or property to its sole stockholder, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause the Bank to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non qualified distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

Minimum Tax. The Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent that tax calculated on AMTI in excess of an exemption amount exceeds the regular tax liability.
The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. Other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of
(i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses).

Net Operating Loss Carryovers. A financial institution may carry back net operating losses
("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At September 30, 1997, the
Bank had no NOL carryforwards for Federal income tax purposes.

Audit by the IRS. The Bank's Federal income tax returns for taxable years through September 30, 1992 have been closed for the purpose of examination by the Internal Revenue Service (the "IRS").

State and Local Taxation

State of Illinois. The Company and the Bank will file a combined Illinois income tax return. For
Illinois income tax purposes, they are taxed at an effective rate equal to 7.2% of Illinois Taxable
Income.  For these purposes, "Illinois Taxable
Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury obligations has the effect of reducing Illinois Taxable Income. The
Company is also required to file an annual report with and pay an annual franchise tax to the State of Illinois.

Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 2. Properties

At September 30, 1997, the Company conducted its business from its sole office in Danville, Illinois.
The following tables set forth the net book value
(including leasehold improvement, furnishings and equipment) and certain other information with respect to the offices and other properties of the Company at September 30, 1997.


                                      Net Book Value of
                                          Premises and
                           Owned or       Equipment at     Deposits at
  Location                 Leased     September 30, 1997 September 30, 1997
                                      (In Thousands)
Main Office:
714 North Vermilion Street  Owned         $  461             $29,098
Danville, Illinois 61832


Item 3. Legal Proceedings

The Company is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate except as noted below, are believed by management to be immaterial to the financial conditon of the bank. On December 30, 1992, Rosemary Frobose, a former officer of the Bank, filed a lawsuit against the Bank in the United States
District Court, Central District of Illinois,
(subsequently transferred to the Central District of Illinois, Peoria Division) alleging that she was the victim of a retaliatory discharge based on common law rights and the federal "whistleblower statute," 12
USC ' 1831j(a). The plaintiff seeks compensatory and punitive damages against the Bank based upon her loss of income and employment for at least a ten-year period. She has not sought a specific dollar amount in her complaint but at one point made a demand of $900,000.
Recently, the Court entered a summary judgment in favor of the Bank on each count. The employee has appealed the judgement on several counts to the Federal Appeals Court in Chicago. Oral argument was heard on December 12, 1997.
The Bank plans to continue vigorously contest this lawsuit.
In the judgment of the Bank's litigation counsel, the likelihood that the plaintiff will prevail in this case is remote.
However, should the case be revised on appeal and a verdict ultimately directed against the Bank by the trial court, the Bank's litigation counsel believes that the range of potential loss is $250,000 to $1 million. In the unlikely event of a verdict within that range, the resulting loss would have a material adverse effect on the Bank.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable


PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The information required herein is incorporated by reference from page 39 of the Company's 1997 Annual Report to Stockholders which is included herein as Exhibit 13 ("Annual Report").


Item 6. Selected Financial Data

The information required herein is incorporated by reference from pages 2 to 3 of the Company's 1997 Annual Report.


Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operation

The information required herein is incorporated by reference from pages 4 to 16 of the 1997 Annual Report.


Item 7a. Quantitative and Qualitative Disclosure About Market Risk

The information required herein is incorporated by reference from pages 11 to 14 of the 1997 Annual Report.


Item 8. Financial Statements

The information required herein is incorporated by reference from pages 17 to 36 of the 1997 Annual Report.

Item 9. Changes in and Disagreements on With
Accountants on Accounting and Financial Disclosure

Not applicable

PART III


Item 10. Directors and Executive Officers of the
Registrant

The information required herein is incorporated by reference from page 37 of the 1997 Annual Report.


Item 11. Executive Compensation

To be filed by amendment.

Item 12. Security Ownership of Certain Beneficial
Owners and Management

To be filed by amendment.

Item 13. Certain Relationships and Related
Transactions

To be filed by amendment.

Item 14. Exhibits, List and Reports on Form 8-K

(a) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 1997 Annual Report:

Independent Auditors' Report.

Consolidated Balance Sheet as of September 30, 1997 and 1996.

Consolidated Statement of Income for the Years Ended
September 30, 1997 and 1996.

Consolidated Statement of Changes in Shareholders'
Equity for the Years Ended September 30, 1997 and 1996.

Consolidated Statement of Cash Flows for the Years
Ended September 30, 1997 and 1996.

Notes to Consolidated Financial Statements.

(b) Reports on Form 8-K. None

The following exhibits are filed as part of the Form
10-K, and this list includes the Exhibit Index:

No.   Exhibits

2     Plan of Conversion*

3.1   Certificate of Incorporation of Vermilion Bancorp, Inc.*

3.2   Bylaws of Vermilion Bancorp, Inc.*

4     Stock Certificate of Vermilion Bancorp, Inc.*

10.1  Employment Agreement between American Savings Bank of
      Danville and Merrill G. Norton*

13    Annual Report to Stockholders for the Year Ended
      September 30, 1997


21 List of Subsidiaries (See "Business - Subsidiaries" in this Form 10-KSB)

27    Financial Data Schedule
________________

*Incorporated herein by reference from the Company's Registration
Statement filed with SEC on December 3, 1996, as subsequently amended.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d)

of the Securities Exchange Act of 1934, the

registrant has duly caused this report to be signed

on its behalf by the undersigned, thereunto duly

authorized.



VERMILION BANCORP, INC.



By:  /s/ MERRILL G. NORTON
Merrill G. Norton
President, Chief Executive Officer
and Director


Pursuant to the requirements of the Securities
Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ MERRILL G. NORTON
Merrill G. Norton
President, Chief Executive Officer and Director     December 29, 1997

/s/ THOMAS B. MEYER
Thomas B. Meyer
Chairman of the Board and Director                  December 29, 1997

/s/ WILLIAM T. INGRAM
William T. Ingram Director and Secretary            December 29, 1997

/s/ CARL W. BUSBY
Carl W. Busby
Director                                            December 29, 1997

/s/ ROBERT L. EWBANK
Robert L. Ewbank Director                           December 29, 1997