Form 10KSB/A
period 1997-09-30
VERMILION BANCORP INC
filed 1998-01-28
CIK 1027820

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

                              FORM 10KSB/A


                       AMENDMENT TO APPLICATION OR REPORT
                  FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Issuer's Telephone Number, Including Area Code: (217) 442--
0270

                         AMENDMENT No. 1



     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report Pursuant to Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1997 on Form 10-KSB, as set forth in the pages attached hereto:

     Item 10.  Directors and Executive Officers of Registrant

     Item 11.  Executive Compensation

     Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Item 13.  Certain Relationships and Related Transactions


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                               VERMILION BANCORP, INC.
                               (Registrant)

Date:  January 28, 1998        By:/S/  MERRILL G. NORTON
                                   (Signature)







                          VERMILION BANCORP, INC.

                              INDEX - FORM 10KSB/A

The following information required by Part III of Form 10-KSB is being provided by an amendment on Form 10KSB/A to the Registrant's Annual Report on Form 10-KSB in view of the Registrant's decision to postpone its 1997 Annual Shareholders' Meeting and the resultant delay in filing the Registrant's definitive proxy statement with the Securities and Exchange Commission.





     ITEM 10 - Directors and Executive Officers
          of the Registrant                                     5

     ITEM 11 - Executive Compensation                           8

     ITEM 12 - Security Ownership of Certain
               Beneficial Owners and Management                10

     ITEM 13 - Certain Relationships and Related Transactions  11

Part III

Item 10.  Directors and Executive Officers of the Registrant

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

	Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the SEC and the National
Association of Securities Dealers, Inc. Officers, directors and greater than 10%
stockholders are required by regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act. The Company knows of no person who owns 10% or more of the Company's Common Stock.

	Based solely on review of the copies of such forms furnished to the Company, or written representations from its officers and directors, the Company believes that during the fiscal year ended September 30, 1997, the Company's officers and directors complied in all respects with the reporting requirements promulgated under Section 16(a) of the 1934 Act.

	INFORMATION WITH RESPECT TO NOMINEES FOR DIRECTOR
                  AND DIRECTORS WHOSE TERMS CONTINUE

Election of Directors

	The Bylaws of the Company provide that the Board of Directors shall be divided into three classes which are as equal innumber as possible, and that the members of each class of directors are to be elected for a term of three years and until their successors are elected and qualified.

	At the Annual Meeting, stockholders of the Company will be asked to elect two directors of the Company for a three-year term and until their successors are elected and qualified.  The nominees for election as directors were selected by the Nominating Committee of the Board of Directors and, each nominee currently serves as a director of the Company.  There are no arrangements or understandings between the persons named and any other person pursuant to which such person was selected as a nominee for election as a director at the
Annual Meeting.  No director or nominee for director is related to any other director or executive officer of the Company by blood, marriage or adoption.

	If any person named as nominee should be unable or unwilling to stand for election at the time of the Annual Meeting, the proxies will nominate and vote for any replacement nominee or nominees recommended by the Board of Directors of the Company. At this time, the Board of Directors knows of no reason why any of the nominees may not be able to serve as a director if elected.

	The following tables present information concerning each nominee for director and each director whose term continues and reflects his tenure as a director of the Company (including service as a director of American Savings Bank
("American" or the "Bank")), his principal occupation during the past five years as well as the number of shares of Common Stock beneficially owned by each such person as of the January 21, 1998.  Each nominee and each director has been a director of the Company since its formation in 1997.

NOMINEES FOR DIRECTOR FOR THREE-YEAR TERM EXPIRING IN 2001

                         Position with
                         the Company and
                         the Bank and                    Common Stock
                         Principal Occupation            Beneficially
                         During the Past     Director    Owned as of
Name               Age   Five Years          Since(1)   January 21, 1998(2)
----               ---   ------------------ --------   -------------------
                                                       No.          %
                                                       ---          --
William T. Ingram  56    Director           1990       15,000(3)    3.8%
                         Mr. Ingram operates
                         a number of businesses
                         in the Danville,
                         Illinois area, including
                         Automobile Diagnostics,
                         Quick Air Freight, Ingram's
                         Quicklube and Ingram's Apartments.

Dr. Robert Eubank   65   Director           1983       15,000(4)    3.8%
                         Dr. Ewbank has
                         been a medical
                         consultant since 1995
                         when he retired from
                         his oral and maxillofacial
                         surgery practice in Danville, Illinois.

DIRECTORS WITH TERMS EXPIRING IN 1999

                         Position with
                         the Company and
                         the Bank and                   Common Stock
                         Principal Occupation           Beneficially
                         During the Past     Director   Owned as of
Name               Age   Five Years          Since(1)  January 21, 1998(2)
----               ---   ------------------ --------   -------------------
                                                       No.          %
                                                       ---          --
Merrill G. Norton  52    Director,            1996     15,000(5)    3.8%
                         President and
                         Chief Executive Officer
                         Mr. Norton has served as
                         the Bank's president and
                         chief executive officer
                         of the Company since 1997
                         and of the Bank since 1992.
                         He was the sole proprietor
                         of Merrill G. Norton, C.P.A.
                         from 1973 to 1992.

Carl W. Busby       68   Director,          1993       15,400(6)    3.9%
                         Mr. Busby is
                         an auctioneer, farm
                         and real estate appraiser
                         and agriculture real estate
                         salesman.  He is the
                         president and owner with
                         his wife of Busby Farms, Inc.
                         and Busby Land and Auction Co., Inc.

DIRECTOR WITH TERMS EXPIRING IN 2000


                         Position with
                         the Company and
                         the Bank and                   Common Stock
                         Principal Occupation           Beneficially
                         During the Past     Director   Owned as of
Name               Age   Five Years          Since(1)  January 21, 1998(2)
----               ---   ------------------ --------   -------------------
                                                       No.          %
                                                       ---          --
Thomas B. Meyer    53    Chairman of the    1972       7,700(7)     1.9%
                         Board; Mr. Meyer
                         is an attorney
                         in private practice
                         in Danville, Illinois.
                         He has served as Chairman
                         of the Board of the
                         Company since 1997 and
                         of the Bank since 1992.

---------------------------------------

(1) Includes service with the Bank
(2)	Based on information furnished by the respective individuals.  Pursuant to rules promulgated by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("Exchange Act"), a person or entity is considered to beneficially own shares of Common Stock if the person or entity has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise indicated, a person or entity has sole voting and sole investment power with respect to the indicated shares. Shares which are subject to stock options and which may be exercised within 60 days of the Voting Record Date are deemed to be outstanding for the purpose of computing the percentage of Common Stock beneficially owned by such person.
(3) Includes 5,000 shares held by Mr. Ingram and his wife, 3,400 shares held by his wife, 1,600 shares held by Mr. Ingram's individual retirement account, and 1,600 shares held by the individual retirement account of his wife.
(4) Includes 5,000 shares held by Dr. Eubank and his wife and 5,000 shares held by his wife.
(4) Includes 7,700 shares held by the Mr. Norton's individual retirement account and that of his spouse, and 3,300 shares owned jointly with his spouse.
(6) Includes 5,000 shares held jointly by Mr. Busby and his wife, 5,000 shares held by Busby Farms, Inc., owned jointly with his wife, and 5,400 shares held by Mr. Busby's individual retirement account.
(7) Includes 5,000 shares held jointly by Mr. Meyer and his wife and 2,700 shares held by Mr. Meyer's individual retirement account.


OFFICER WHO IS NOT A DIRECTOR

     Set forth below is information concerning an officer of the Company and the Bank who does not serve on the Board of Directors of the Company. All officers are elected by the Board of Directors and serve until their successors are elected and qualified. No officer is related to any director or other executive officer of the company by blood, marriage or adoption, and there are no arrangements or understandings between a director of the Company and any other person pursuant to which such person was elected an officer.


OFFICER SINCE 1997

                        Position with
                        the Company and
                        the Bank and             Common Stock
                        Principal Occupation     Beneficially
                        During the Past          Owned as of
   Name         Age     Five Years               January 21, 1998(1)
  ------       ----     --------------------     -------------------
Terry L. Stal.  45      Treasurer of the           No.         %
                        Company since 1997       -------     -----
                        Vice-President and       4,250        1.2%(2)
                        Controller of the
                        Bank since 1997.
                        Director and Chief
                        Operating Officer of
                        The First National
                        Bank in Georgetown
                        from 1978 to 1995 and
                        its Holding Company
                        from 1986 to 1995.


(1) Based on information furnished by the respective individuals. Pursuant to rules promulgated by the Securities and Exhange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("Exchange Act"), a person or entity is considered to beneficially own shares of Common Stock if the person or entity has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise indicated, a person or entity has sole voting and sole investment power with respect to the indicated shares. Shares which are subject to stock options and which may be exercised within 60 days of the Voting Record Date are deemed to be outstanding for the purpose of computing the percentage of Common Stock beneficially owned by such person.
(2) Includes 4,000 owned by Mr. Stal and his mother and 250 shares held by the Individual Retirement Account of Mr. Stal.


Item 11. Executive Compensation


		The following table sets forth a summary of certain information concerning the compensation awarded to or paid the Company, for services rendered in all capacities during the last fiscal year to the Chief Executive Officer of the
Company and, for the fiscal years ended September 30, 1996 and September 30,
1995, concerning compensation awarded to or paid by the Bank, for services rendered in all capacities during the last two fiscal years to the Chief
Executive Officer of the Bank.  No other executive officer received salary and bonuses aggregating more than $100,000 during any of the last three fiscal years.


                                         SUMMARY COMPENSATION TABLE
                       Annual Compensation
                       -------------------------------------------------

                                                         Other
Name and               Fiscal                            Annual
  Principal Position   Year     Salary(1)     Bonus      Compensation(2)
--------------------   -----    ---------     -----      ---------------
Merill G. Norton,      1997     $83,900       $280          --
 Chief Executive       1996      83,200        250          --
 Officer               1995      81,300        200          --



                                                                All Other
                       Long Term Compensation                   Compensation
                   -------------------------------------------- ------------
                               Awards                   Payouts

                               -----------------------  -------
Name and
Principal Position
                                          Restricted
                       Fiscal             Stock         LTIP     Pension
                       Year    Options(3) Awards(3)     Payouts  Payments(4)
                       ----    ---------- ------------  -------- --------

Merrill G. Norton      1997      --         $--           $--      $1,710
  Chief Executive      1996      --          --            --       6,765
  Officer              1995      --          --            --       6,597


---------------------------------------

(1)	Includes directors fees and fees for services as an officer and director of
G.B.W. Service Corporation ("GBW"), a subsidiary of the Bank.
(2)	Does not include amounts attributable to miscellaneous benefits received by the named executive officer, including the payment of club membership dues.
The costs to the Company of providing such benefits to the named executive officer during the year ended September 30, 1997 did not exceed the lesser of
$50,000 or 10% of the total of annual salary and bonus reported for such individual.
(3)	The Company has not adopted any stock option or restricted stock award plans.  Management intends to submit such plans for stockholder approval at the
Company's first annual meeting of stockholders.
(4) Consist of amounts allocated accrued or paid by the Company or the Bank on behalf of Mr. Norton pursuant to the Bank's 401K plan.


STOCK OPTIONS

	The Company has not adopted any stock option plan. Management intends to submit a stock option and management recognition plan for stockholder approval at the Company's first annual stockholders' meeting.


DIRECTORS' COMPENSATION

	Members of the Bank's Board of Directors receive $500 per month plus $400 per special meeting attended.  Board fees are subject to adjustment by the Board of
Directors annually.  Each of the Bank's directors also serves on GBW's board of directors without compensation.


EMPLOYMENT AGREEMENT

	 On January 15, 1997, the Company and the Bank has entered into an employment agreement with Mr. Norton under which they agreed to employ Mr. Norton for a term of three years in his current position at an initial base salary of
$76,000.  The agreement is terminable with or without cause by the Bank.  Under the agreement, Mr. Norton has no right to compensation or other benefits for any period after voluntary termination or termination by the Bank for cause, provided, however, that (i) in the event that the Bank fails to comply with any material provision of the employment agreement he shall be entitled to severance payments equal to his annual salary multiplied by three or (ii) if certain adverse actions are taken with respect to the officer's employment following a
Change in Control of the Company, as defined, Mr. Norton will be entitled to cash severance payments equal to his average annual compensation at the date of termination multiplied by two.  A Change in Control of the Company is generally defined in the employment agreement to mean a change in control of a nature that would be required to be reported in response to Item 6(c) of Schedule 14A of
Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.  Mr. Norton's employment agreement provides that in the event that any payments to be paid thereunder are deemed to constitute "excess parachute payments" and, therefore, subject to an excise tax under Section 4999 of the
Code, the amount of severance shall be reduced to an amount that will not result in any excess parachute payments.  Mr. Norton's agreement also provides that in the event of Mr. Norton's disability, retirement or death during the term of the agreement, Mr. Norton or his estate will receive payments equal to the amount of compensation for 12 months at his then current base salary.
	 Based upon compensation levels at January 1, 1998, in the event of a termination of employment following a Change in Control, Mr. Norton would receive $152,320  in cash severance.
  Although the above-described employment agreement could increase the cost of any acquisition of control of the Company, management of the Company does not believe that the terms thereof would have a significant anti-takeover effect.


Item 12. Security Ownership of Certain Beneficial
Owners and Management


	The following table sets forth information as to the Common Stock beneficially owned, as of January 21, 1998, by the only persons or entities known to the
Company to be the beneficial owners of more than 5% of the Common Stock and by all directors and executive officers of the Company as a group.


                                            AMOUNT AND
                                            NATURE OF                PERCENT
NAME AND ADDRESS                            BENEFICIAL               OF
OF BENEFICIAL OWNER                         OWNERSHIP(1)             CLASS
--------------------------------------      -----------------        ----------

Vermilion Bancorp, Inc. Employee Stock
  Ownership Plan                            31,740(2)                 8.0%

Tontine Financial Partners, L.P.(3)         39,600                    9.9%

Directors:
Merrill G. Norton                           15,000                    3.8%
Carl Busby                                  15,400                    3.9%
Thomas B. Meyer                              7,700                    1.9%
Dr. Robert Eubank                           15,000                    3.8%
William T. Ingram                           15,000                    3.8%

All directors and
executiveofficers of
the Company
as a Group (5 persons)                      68,100                   17.2%

---------------------------------------

(1)	Pursuant to rules promulgated by the Securities and Exchange Commission
("SEC") under the Securities Exchange Act of 1934, as amended ("Exchange Act"), a person or entity is considered to beneficially own shares of Common Stock if the person or entity has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise indicated, a person or entity has sole voting and sole investment power with respect to the indicated shares. Shares which are subject to stock options and which may be exercised within 60 days of the Voting Record Date are deemed to be outstanding for the purpose of computing the percentage of Common Stock beneficially owned by such person.
(2)	The Vermilion Bancorp, Inc., Employee Stock Ownership Plan Trust ("Trust")
was established pursuant to the Vermilion Bancorp, Inc., Employee Stock
Ownership Plan ("ESOP") by an agreement between the Company and Messrs. Thomas
B. Meyer, William T. Ingram, and Merrill G. Norton, who act as trustees of the plan ("Trustees"). As of January 21, 1998, 3174 , shares held in the Trust had been designated fo allocation to participating employees. Specific allocated shares for each participating employee have not been computed at this time by the ESOP administrators. Under the terms of the ESOP, the Trustees will generally vote the allocated shares held in the ESOP in accordance with the instructions of the participating employees. Unallocated shares held in the ESOP will generally be voted in the same ratio on any matter as those allocated shares for which instructions are given, subject in each case to the fiduciary duties of the ESOP Trustees and applicable law. Any allocated shares which either abstain on the proposal or are not voted will be disregarded in determining the percentage of stock voted for and against each proposal by the participants and beneficiaries. The amount of Common Stock beneficially owned by directors who serve as Trustees of the ESOP and by all directors and executive officers as a group does not include the unallocated shares held by the Trust.
(3)	Based upon a Schedule 13D filed by Tontine Financial Partners, L.P., on
April 4, 1997, Tontine Financial Partners, L.P., is a private investment limited partnership investing in financial institutions.


Item 13. Certain Relationships and Related
Transactions

	The Bank, in the ordinary course of business, makes available to its directors and executive officers mortgage loans on their primary residences, consumer loans and loans on their savings accounts.  Such loans are made on the same terms as comparable loans to other borrowers.