Form 10QSB
period 1997-12-31
VERMILION BANCORP INC
filed 1998-02-12
CIK 1027820

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

  X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934

  For the quarterly period ended December 31, 1997

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
----

 For the transition period from ________ to ________.

                   Commission file number: 333-17227

                         Vermilion Bancorp, Inc.
----------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)


              Delaware                    37-1363755
---------------------------------   -----------------------------
(State or other jurisdiction of      (IRS Employer Identification
 incorporation or organization)                  Number)


        714 North Vermilion Street, Danville, Illinois 61832
-----------------------------------------------------------------
         (Address of principal executive offices)


                       (217) 442-0270
-----------------------------------------------------------------
                   (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X  No __
                           ---

     368,801 shares of the registrant's common stock, par value
$0.01 per share, were outstanding at February 2, 1998.


Transitional Small Business Disclosure Format (check one)

                       Yes ___ NO  X
                                  ---

                       VERMILION BANCORP, INC.
                          TABLE OF CONTENTS

Part 1.             Financial Information

     Item 1.     Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part 2.          Other Information

     Item 1.     Legal Proceedings

     Item 2.     Changes in Securities and Use of Proceeds

     Item 3.     Defaults Upon Senior Securities

     Item 4.     Submission of Matters to a Vote of Security
                 Holders

     Item 5.     Other Information

     Item 6.     Exhibits and Reports on Form 8-K

     Signatures

Part 1. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS



                    VERMILION BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET

                                  (UNAUDITED)


                                                        DEC. 31       SEP. 30
                                                          1997          1996
                                                        _______       _______
 Assets
        Cash and due from banks                       $    44,752   $    55,354
        Interest-bearing demand deposits                1,095,725     1,082,543

               Cash and cash equivalents                1,140,477     1,137,897

        Interest-bearing time deposits                     99,000        99,000

        Investment securities:
           Available for sale                           3,115,922     3,115,652
           Held to maturity                             2,888,824     3,000,155

               Total investment securities              6,004,746     6,115,807

        Loans                                          30,182,597    29,563,296
        Allowance for loan losses                        (136,153)     (151,868)

               Net loans                               30,046,444    29,411,428

        Premises and equipment                            534,955       460,617

        Federal Home Loan Bank stock                      283,200       283,200

        Other Assets                                      361,051       308,126

        Other real estate owned                            21,791             0

               Total assets                           $38,491,664   $37,816,075

     Liabilities
        Deposits:
           Noninterest-bearing                        $   430,743   $   285,753
           Interest-bearing                            28,776,251    28,811,931

               Total deposits                          29,206,994    29,097,684

        Federal Home Loan Bank borrowings               3,100,000     2,600,000

        Other liabilities                                 142,498       163,259

               Total liabilities                       32,449,492    31,860,943

     Stockholders' Equity
        Preferred stock, $0.01 par value
           Authorized and unissued-400,000 shares               0             0
        Common stock, $0.01par value
           Authorized- 1,600,000 shares
           Issued- 396,750
           Outstanding- 368,537 and 367,4790 shares         3,968         3,968
        Paid-in-capital                                 3,619,155     3,614,922
        Retained earnings                               2,689,724     2,622,516
        Less:
        Net unrealized gain on securities
                               available for sale          11,456         6,437
        Unearned employee stock ownership plan shares    (282,130)     (292,711)

               Total stockholders' equity               6,042,172     5,955,132

               Total liabilities and
                                stockholders' equity  $38,491,664   $37,816,075


   See notes to unaudited consolidated financial statements

                       VERMILION BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENT OF INCOME

                                    (UNAUDITED)
                                                             Three Months Ended
                                                               December 31,
                                                             ------------------
                                                               1997      1996
                                                               ____      ____
     Interest Income
        Loans receivable                                     $616,683  $562,819
        Investment securities                                  97,880   100,491
        Deposits with financial Institutions                   10,355    10,001

               Total interest income                          724,918   673,311

     Interest Expense
        Deposits                                              392,725   421,732
        Federal Home Loan Bank Borrowings                      37,777    29,798

               Total interest expense                         430,502   451,530

     Net Interest Income                                      294,416   221,781

        Provision for losses on loans                          10,000         0

     Net Interest Income After Provision for Losses on Loans  284,416   221,781

     Noninterest Income
        Loan Fees                                               7,784     6,360
        Other Income                                            4,165     2,167

               Total noninterest income                        11,949     8,527

     Noninterst Expense
        Salaries and employee benefits                         88,652    87,113
        Net occupancy expenses                                 25,510    31,492
        Data processing fees                                   14,198     8,849
        Deposit Insurance Expense                               4,604         0
        Printing and office supplies                            2,252     7,036
        Legal and professional fees                            42,224    27,083
        Advertising and promotion                               2,887     6,069
        Director and committee fees                             8,750    10,050
        Other expenses                                         23,582     8,626

               Total noninterest expense                      212,659   186,318

     Income Before Income Tax                                  83,707    43,990

        Income tax expense                                     16,500     6,000

     Net Income                                              $ 67,207  $ 37,990


                                           Per Share data:
                                         Basic and diluted      $0.18     N/A
                       Weighted average shares outstanding    366,937     N/A


See notes to unaudited consolidated financial statements

                     VERMILION BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                    (UNAUDITED)
                                                            Three Months Ended
                                                               December 31,
                                                            ------------------
                                                               1997       1996
                                                               ----       ----
     Operating Activities
        Net Income                                          $ 67,207   $ 37,990
        Adjustments to reconcile net income to net
        cash provided by operating activities:
        Provision for loan losses                             10,000          0
        Investment securities amortization (accretion), net   (4,605)    (2,858)
        Depreciation                                           9,237      9,237
        Allocation of ESOP shares                             14,814          0
        Net change in:
           Other assets                                      (72,379)  (122,913)
           Other liabilities                                 (18,079)  (246,797)

               Net cash used by operating activities           6,195   (325,341)

     Investing Activities
        Purchases of securities available for sale                 0          0
        Proceeds from maturities and principal payments of
        securities available for sale                         10,164    305,172
        Proceeds from maturities and principal payments of
        securities held to maturity                          105,502    428,597
        Net change in loans                                 (645,016)  (743,206)
        Purchase of premises and equipment                   (83,574)    (5,885)
        Purchase of Federal Home Loan Bank stock                   0          0

               Net cash provided by investing activities    (612,924)   (15,322)

     Financing Activities
        Net change in deposits                               109,309    829,030
        Proceeds of Federal Home Loan Bank borrowings        500,000          0
        Issuance of common stock                                   0          0
        Purchase of ESOP stock                                     0          0

               Net cash provided by financing activities     609,309    829,030

     Net Change in Cash and Cash Equivalents                   2,580    488,367

     Cash and Cash Equivalents, Beginning of Period        1,137,897    789,198

     Cash and Cash Equivalents, End of Period             $1,140,477 $1,277,565

     Additional Cash Flows Information
        Interest paid                                       $437,494   $462,730
        Income tax paid                                      $30,000    $27,000



 See notes to unaudited consolidated financial statements

     VERMILION BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BACKGROUND INFORMATION

   Vermilion Bancorp, Inc. (the "Company") was incorporated on November 1996 and on March 25, 1997 acquired all of the outstanding shares of common stock of American Savings Bank of Danville (the "Bank") upon the Bank's conversion from a state chartered mutual savings bank to a state chartered stock savings bank. The Company purchased 100% of the outstanding capital stock of the Bank using 75% of the net proceeds from the Company's initial stock offering, which was completed on March 25, 1997. Accordingly, the data relating to the period prior to March 25, 1997 represents the consolidated data of the Bank and its subsidiary. The data subsequent to March 25, 1997 represents the consolidated data of the Company and the Bank. The Company sold 396,750 shares of common stock in the initial offering at $10 per share, including 31,740 shares purchased by the Bank's Employee Stock Ownership Plan ("ESOP"). The ESOP shares were acquired by the Bank with proceeds from a Company loan totaling $317,400. The net proceeds of the offering totaled $3,632,522: $3,967,500 less $334,978 in underwriting commissions and other expenses.
        The acquisition of the Bank by the Company is being accounted for as a "pooling-of-interests" under generally accepted accounting principles. The application of the pooling-of-interests method records the assets and liabilities of the merged companies on a historical cost basis with no goodwill or other intangible assets being recorded.

2.   STATEMENT OF INFORMATION FURNISHED

   The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310 (b) of Regulation S-B, and in the opinion of management contain all adjustments necessary to present fairly the financial position as of December 31, 1997 and September 30, 1997, the results of operations for the three months ended December 31, 1997 and 1996, and the cash flows for the three months ended December 31, 1997 and 1996. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

        The consolidated financial statements are those of the Company and the Bank. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto dated October 17, 1997 included in the Company's 1997 Annual Report to Shareholders.

3.   EARNINGS PER SHARE


     During the fiscal quarter ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share", issued by the Financial Accounting Standard Board. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies previous standards for computing EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior period EPS data presented. Management does not anticipate that this will have a material impact on its EPS disclosures.


   Net earnings per share are computed based upon the weighted average common and common equivalent shares outstanding for periods subsequent to the Bank's conversion to a stock savings bank on March 25, 1997, less unreleased shares of the Company's ESOP. The number of shares used to calculate earnings per share were 368,169.

   PART 1.  FINANCIAL INFORMATION
      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        FINANCIAL CONDITION

        Total assets increased $676,000 from September 30, 1997 to December 31, 1997 or 1.8%. This increase was primarily funded by borrowings from the Federal Home Loan Bank of Chicago ("FHLB").

        The $111,000 decline or 1.8% in total investment securities from September 30, 1997 to December 31, 1997 was the result of management's continued emphasis on reinvesting proceeds from investment security pay-downs and maturities into the Bank's loan portfolio.

        The $635,000 increase in net loans from September 30, 1997 to December 31, 1997 was the result of an increase of $523,000 or 2.1% in one-to-four family residential mortgage loans, an increase of $184,000 or 38.3% in commercial loans and an increase of $117,000 or 7.5% in consumer loans somewhat offset by a decrease of $104,000 or 9.6% in multi-family real estate loans and a decrease of $73,000 or 7.2% in nonfarm-nonresidential real estate loans. This is the result of management's emphasis on the Bank's loan portfolio as previously mentioned.

        The $109,000 increase in total deposits or .4% was mainly attributable to capitalized interest during the quarter.

	FHLB borrowings increased $500,000 or 19.2% from $2.6 million at September 30, 1997 to 3.1 million at December 31, 1997. Additional FHLB borrowings were used to fund loan portfolio growth.

     Other liabilities remained stable for the period.

        Total stockholders' equity increased $87,000 from September 30, 1997 to December 31, 1997, the increase summarized as follows:


   Stockholders' equity, September 30, 1997..........................$5,955,132
   Net income........................................................    67,207
   Change in unrealized gain/(loss) on securities Available for sale.     5,019
   ESOP shares allocated.............................................    14,814
                                                                     ----------
   Stockholders' equity, December 31,1997............................$6,042,172
                                                                     ----------
                                                                     ----------


   RESULTS OF OPERATIONS

   THREE MONTH COMPARISON

        Net income was $67,207 for the three months ended December 31, 1997 compared to $37,990 for the three months ended December 31, 1996. The increase in earnings is primarily attributable to higher net interest income.

        Net interest income after the provision for losses on loans increased $63,000 in the three months ended December 31, 1997 compared to the same period in 1996. Total interest income increased $52,000 or 7.7% from $673,000 for the three months ended December 31, 1996 to $725,000 for the same period in 1997. The increase was primarily attributable to a $54,000 increase in interest income from loan receivables which increased from $563,000 for the three months ended December 31, 1996 to $617,000 for the same period in 1997. Total interest expense declined $21,000 or 0.6% from $452,000 to $431,000 for the comparable period in 1997. This decline was attributable to a $29,000 decrease in interest expense on deposits from the quarter ended December 31, 1996 compared to the same quarter in 1997. This decline is attributable to lower average deposits. Average deposits for the quarter ended December 31, 1997 were $2.01 million lower than for the same period in 1996. The decrease in interest expense on deposits were somewhat offset by an $8,000 increase in interest expense related to the increase in FHLB borrowings used to fund its loan portfolio growth.
        The provision for loan losses was $10 thousand for the three months ended December 31, 1997 compared to $0 for the same period in 1996. The provision corresponds with the growth in the loan portfolio. While management of the Bank believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for loan losses which may adversely affect net income.

     Non-interest income increased $3,000 or 40.1% for the three month period ended December 31, 1997 compared to the same period of 1996, due primarily to a $2,000 increase in deferred compensation income and a $1,000 increase in loan fees.

     Total noninterest expense increased $26,000 or 14.5% for the three months ended December 31, 1997 compared to the same period of 1996, due primarily to an increase of $15,000 in legal and professional fees related to the additional reporting required for publicly traded companies and an increase of $15,000 in other miscellaneous expenses.

        Total income tax expense was $17,000 for the three months ended December 31, 1997 compared to $6,000 for the same period in 1996, reflecting the increase in earnings. The effective tax rate was 19.1% for the 1997 quarter as compared to 13.6% for the 1996 quarter.



   LIQUIDITY AND CAPITAL RESOURCES

        The Bank's primary sources of funds are deposits, principal and interest payments on loans and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's initial stock offering, which was completed on March 25, 1997, contributed substantially to the Company's overall liquidity levels. The Federal Deposit Insurance Corporation ("FDIC"), the Bank's primary Federal regulator, requires the Bank to maintain adequate levels of liquid assets. The Bank's liquidity ratios were 19.7% and 20.4% at December 31, 1997 and September 30, 1997, respectively.

        A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") increased $3,000 from September 30, 1997 to December 31, 1997. During the first three months of fiscal 1998, cash was primarily provided by FHLB advances. Cash was primarily used in fiscal 1998 to fund loans. Cash increased $488,000 from September 30, 1996 to December 31, 1996. The increase in cash during the first three months of fiscal 1997 resulted from net cash being provided from deposits, offset by cash used to fund loans and pay the special assessment levied to recapitalize the Savings Association Insurance Fund ("SAIF").

        As, of December 31, 1997, the Bank had outstanding commitments (including undisbursed loan proceeds) of $777,000. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1997 totaled $14.4 million. Based upon the Bank's experience, management believes that a significant portion of such deposits will remain with the Bank.

        The FDIC capital regulations require savings institutions to meet three capital standards: a tier 1 leveraged capital requiremnet; a tier one risk-based capital requirement, and a total risked based capital requirement. As of December 31, 1997, the Bank's capital percentages were: tier 1 leveraged capital, 13.56%; tier 1 risked based capital, 26.25%, and for total risk-based capital, 26.94% all of which significantly exceeded the regulatory requirements for each category.

     In addition to historical information, forward-looking statements are contained herein that are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations, include, but are not limited to, the impact of economic conditions(both generally and more specifically in the markets in which the Company operates), the impact of competition for the Company's customers from other providers of financial services, the impact of government legislation and regulation (which changes from time to time and over which the Company has no control), and other risks detailed in this Form 10-Q and in the Company's other Securities and Exchange Commission ("SEC") filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC.

YEAR 2000 COMPLIANCE

The Company is in the final stages of identifying those computer applications where program changes will be required in order for the applications to process information accurately subsequent to 1999. Since the Company currently uses an outside service bureau for a majority of its date processing, the Company is dependent on the service bureau to be YEAR 2000 compliant. The serivce bureau has not yet informed the Company that it is or will be YEAR 2000 compliant.
The Company also uses purchased software programs for a variety of functions, such as for payroll and check processing. The majority of the companies providing these software programs have already assured the Company that the programs are YEAR 2000 comliant. The Company is also in the process of surveying certain loan customers, primarily commercial loan customers, to ensure that these customers' computer systems and operations are or will be YEAR 2000 compliant. The total cost that the Company may incur for YEAR 2000 compliance is unknown, however, the cost is not expected to be material since the Company does not use any proprietary software.


PART 2.  OTHER INFORMATION

   Item 1.  Legal Proceedings

            Not applicable.

   Item 2.  Changes in Securities and Use of Preceeds

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

   Item 6.  Exhibits and Reports on Form 8-K

            a.   Exhibits
                The following exhibits are filed as part of this report:

                3.1 Certificate of Incorporation of Vermilion
                Bancorp, Inc.*

                3.2 By-laws of Vermilion Bancorp, Inc.*

                11.0 Computation of earnings per share

                27.0 Financial Data Sheet


     _____________________________

     * Incorporated herein by reference into this document from Form SB-2.
     * Registration Statement, as amended, filed on March 28, 1997 Registration No. 333-17227.



            b.   Reports on Form 8-K

                   None



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:     February 11, 1998           /s/   Merrill G. Norton
                                    Merrill G. Norton
                                    President and Chief
                                    Executive Officer



Dated:     February 11, 1998           /s/  Terry L. Stal
                                    Terry L. Stal
                                    Chief Financial Officer