Form 10QSB
period 1998-03-31
VERMILION BANCORP INC
filed 1998-05-06
CIK 1027820

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

  X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1998

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
ACT
----

 For the transition period from ________ to ________.

                   Commission file number: 333-17227

                         Vermilion Bancorp, Inc.
-----------------------------------------------------------------
-----
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

                       Yes  X  No __
                           ---

     369,595 shares of the registrant's common stock, par value
$0.01 per share, were outstanding at April 2, 1998.


Transitional Small Business Disclosure Format (check one)

                       Yes ___ NO  X
                                  ___

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

     Item 3.     Defaults Upon Senior Securities

     Item 4.     Submission of Matters to a Vote of Security
                 Holders

     Item 5.     Other Information

     Item 6.     Exhibits and Reports on Form 8-K

     Signatures

Part 1. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS



                    VERMILION BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET

                                  (UNAUDITED)


                                                        MAR. 31      SEP. 30
                                                          1998        1997
                                                        _______      _______
 Assets
        Cash and due from banks                       $    43,426 $    55,354
        Interest-bearing demand deposits                1,924,646   1,082,543

               Cash and cash equivalents                1,968,072   1,137,897

        Interest-bearing time deposits                    119,000      99,000

        Investment securities:
           Available for sale                           3,105,691   3,115,652
           Held to maturity                             2,694,994   3,000,155

               Total investment securities              5,800,685   6,115,807

        Loans                                          31,530,503  29,563,296
        Allowance for loan losses                        (150,765)   (151,868)

               Net loans                               31,379,738  29,411,428

        Premises and equipment                            564,676     460,617

        Federal Home Loan Bank stock                      283,200     283,200

        Other Assets                                      382,850     308,126

        Other real estate owned                                 0           0

               Total assets                           $40,498,221 $37,816,075

     Liabilities
        Deposits:
           Noninterest-bearing                        $   313,668 $   285,753
           Interest-bearing                            28,825,511  28,811,931

               Total deposits                          29,139,179  29,097,684

        Federal Home Loan Bank borrowings               5,000,000   2,600,000

        Other liabilities                                 225,276     163,259

               Total liabilities                       34,364,455  31,860,943

     Stockholders' Equity
        Preferred stock, $0.01 par value
           Authorized and unissued-400,000 shares               0           0
        Common stock, $0.01par value
           Authorized- 1,600,000 shares
           Issued- 396,750
           Outstanding- 368,537 and 367,479 shares          3,968       3,968
        Paid-in-capital                                 3,622,479   3,614,922
        Retained earnings                               2,770,166   2,622,516
        Less:
        Net unrealized gain on securities
                               available for sale          11,348       6,437
        Unearned employee stock ownership plan shares    (274,195)   (292,711)

               Total stockholders' equity               6,133,766   5,955,132

               Total liabilities and
                                stockholders' equity  $40,498,221 $37,816,075


   See notes to unaudited consolidated financial statements

                       VERMILION BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENT OF INCOME

                                    (UNAUDITED)
                                                             Six Months Ended
                                                                 March 31,
                                                            ------------------
                                                             1998      1997
                                                             ____      ____
     Interest Income
        Loans receivable                                   $1,253,546 $1,147,574
        Investment securities                                 194,740    204,590
        Deposits with financial Institutions                   29,241     25,888

               Total interest income                        1,477,527  1,378,052

     Interest Expense
        Deposits                                              776,043    836,237
        Federal Home Loan Bank Borrowings                      90,503     58,948

               Total interest expense                         866,546    895,185

     Net Interest Income                                      610,981    482,867

        Provision for losses on loans                          25,000      2,000

     Net Interest Income After Provision for Losses on Loans  585,981    480,867

     Noninterest Income
        Loan Fees                                              15,498     10,035
        Other Income                                           12,085     10,419

               Total noninterest income                        27,583     20,454

     Noninterst Expense
        Salaries and employee benefits                        174,520    229,433
        Net occupancy expenses                                 48,607     55,227
        Data processing fees                                   29,481     21,644
        Deposit Insurance Expense                               9,140      4,936
        Printing and office supplies                            6,519      8,059
        Legal and professional fees                            60,413     25,263
        Advertising and promotion                               5,624      7,715
        Director and committee fees                            18,250     18,900
        Other expenses                                         54,860     52,142

               Total noninterest expense                      407,414    423,319

     Income Before Income Tax                                 206,150     78,002

        Income tax expense                                     58,500     10,000

     Net Income                                              $147,650  $  68,002


                                           Per Share data:
                                         Basic and diluted     $0.40       N/A
                       Weighted average shares outstanding   369,049       N/A


See notes to unaudited consolidated financial statements

                       VERMILION BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENT OF INCOME

                                    (UNAUDITED)

                                                            Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               1998      1997
                                                               ____      ____
     Interest Income
        Loans receivable                                     $ 636,863 $ 529,310
        Investment securities                                   96,860   164,277
        Deposits with financial Institutions                    18,886    11,154

               Total interest income                           752,609   704,741

     Interest Expense
        Deposits                                               383,318   414,503
        Federal Home Loan Bank Borrowings                       52,726    29,150

               Total interest expense                          436,044   443,653

     Net Interest Income                                       316,565   261,088

        Provision for losses on loans                           15,000     2,000

     Net Interest Income After Provision for Losses on Loans   301,565   259,088

     Noninterest Income
        Loan Fees                                                7,714     6,957
        Other Income                                             7,920     4,971

               Total noninterest income                         15,634    11,928

     Noninterst Expense
        Salaries and employee benefits                          85,868   142,319
        Net occupancy expenses                                  23,097    23,735
        Data processing fees                                    15,283    12,795
        Deposit Insurance Expense                                4,536     4,936
        Printing and office supplies                             4,267     5,232
        Legal and professional fees                             18,189     4,203
        Advertising and promotion                                2,737     2,846
        Director and committee fees                              9,500     8,850
        Other expenses                                          31,278    32,088

               Total noninterest expense                       194,755   237,004

     Income Before Income Tax                                  122,444    34,012

        Income tax expense                                      42,000     4,000

     Net Income                                                $80,444  $ 30,012


                                           Per Share data:
                                         Basic and diluted       $0.22     N/A
                       Weighted average shares outstanding     368,638     N/A


See notes to unaudited consolidated financial statements

                     VERMILION BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                    (UNAUDITED)
                                                            Six Months Ended
                                                                March 31,
                                                            ------------------
                                                              1998       1997
                                                              ----       ----
     Operating Activities
        Net Income                                          $147,650   $ 68,002
        Adjustments to reconcile net income to net
        cash provided by operating activities:
        Provision for loan losses                             25,000      2,000
        Investment securities amortization (accretion), net   (3,668)    (8,376)
        Depreciation                                          18,474     18,474
        Allocation of ESOP shares                             26,072          0
        Net change in:
           Other asset                                       (74,724)    34,553
           Other liabilities                                  62,017   (195,929)

               Net cash used by operating activities         200,821    (81,276)

     Investing Activities
        Purchases of securities available for sale                 0   (450,000)
        Purchase of Deposits with Financial Institutions     (20,000)         0
        Proceeds from maturities and principal payments of
        securities available for sale                         14,996  1,069,534
        Proceeds from maturities and principal payments of
        securities held to maturity                          308,706    781,599
        Net change in loans                               (1,993,310)  (471,911)
        Purchase of premises and equipment                  (122,533)    (3,664)
        Purchase of Federal Home Loan Bank stock                   0          0

               Net cash provided by investing activities  (1,812,141)   925,558

     Financing Activities
        Net change in deposits                                41,495    258,402
        Proceeds of Federal Home Loan Bank borrowings      2,400,000          0
        Issuance of common stock                                   0  3,318,649

               Net cash provided by financing activities   2,441,495  3,577,051

     Net Change in Cash and Cash Equivalents                 830,175  4,421,333

     Cash and Cash Equivalents, Beginning of Period        1,137,897    789,198

     Cash and Cash Equivalents, End of Period             $1,968,072 $5,210,531

     Additional Cash Flows Information
        Interest paid                                       $776,481   $895,663
        Income tax paid                                      $30,000    $27,000



 See notes to unaudited consolidated financial statements

     VERMILION BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BACKGROUND INFORMATION

   Vermilion Bancorp, Inc. (the "Company") was incorporated on November 13, 1996 and on March 25, 1997 acquired all of the outstanding shares ofcommon stock of American Savings Bank of Danville (the "Bank") upon the Bank's conversion from a state chartered mutual savings bank to a state chartered stock savings bank. The Company purchased 100% of the outstanding capital stock of the Bank using 75% of the net proceeds from the Company's initial stock offering, which was completed on March 25, 1997. Accordingly, the data relating to the period prior to March 25, 1997 represents the consolidated data of the Bank and its subsidiary. The data subsequent to March 25, 1997 represents the consolidated data of the Company and the Bank. The Company sold 396,750 shares of common stock in the initial offering at $10 per share, including 31,740 shares purchased by the Bank's Employee Stock Ownership Plan ("ESOP"). The ESOP shares were acquired by the Bank with proceeds from a Company loan totaling $317,400. The net proceeds of the offering totaled $3,632,522: $3,967,500 less $334,978 in underwriting commissions and other expenses.
        The acquisition of the Bank by the Company is being accounted for as a "pooling-of-interests" under generally accepted accounting principles. The application of the pooling-of-interests method records the assets and liabilities of the merged companies on a historical cost basis with no goodwill or other intangible assets being recorded.

2.   STATEMENT OF INFORMATION FURNISHED

   The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and in the opinion of management contain all adjustments necessary to present fairly the financial position as of March 31, 1998 and September 30, 1997, the results of operations for the six months ended
March 31, 1998 and 1997, the results of operations for the three months ended March 31, 1998 and 1997, and the cash flows for the six months ended
March 31, 1998 and 1997. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the six months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

        The consolidated financial statements are those of the Company and the Bank. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto dated October 17, 1997 included in the Company's 1997 Annual Report to Shareholders.

3.   EARNINGS PER SHARE


     During the fiscal quarter ended March 31, 1998, the Company adopted SFAS No. 128, "Earnings Per Share", issued by the Financial Accounting Standard Board. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies previous standards for computing EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior period EPS data presented. Management does not anticipate that this will have a material impact on its EPS disclosures.


   Net earnings per share are computed based upon the weighted average common and common equivalent shares outstanding for periods subsequent to the Bank's conversion to a stock savings bank on March 25, 1997, less unreleased shares of the Company's ESOP. The number of shares used to calculate earnings per share were 369,049.

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

        FINANCIAL CONDITION

        Total assets increased $2.7 million from September 30, 1997 to March 31, 1998 or 7.1% reflecting an increase in net loans of $2.0 million and an increase in interest bearing demand deposits of $842,000 offset by a $305,000 reduction in held to maturity investment securities.

       Cash and cash equivalents increased $830,000 from September 30, 1997 to March 31, 1998 or 73.0%. This reflects the balance of the monies borrowed from the FHLB that will be used to fund future loan growth.

        The $315,000 or 5.2% decline in total investment securities from September 30, 1997 to March 31, 1998 was the result of management's continued emphasis on reinvesting proceeds from investment security pay-downs and maturities into the Bank's loan portfolio. Interest-bearing time deposits increased $20,000 or 20.2% for the same period.

        The $2.0 million increase in net loans from September 30, 1997 to March 31, 1998 was the result of an increase of $1.4 million or 5.6% in one-to-four family residential mortgage loans, an increase of $6,000 or 1.3% in commercial loans and an increase of $158,000 or 10.1% in consumer loans and a increase of $559,000 or 55.5% in nonfarm-nonresidential real estate loans somewhat offset by a decrease of $121,000 or 11.2% in multi-family real estate loans. This is the result of management's emphasis on the Bank's loan portfolio as previously mentioned.

       Premises and equipment increased $104,000 or 22.6% from September 30, 1997 to March 31, 1998 which was a result of energy saving expenditures and remodeling of the bank building which are reflected in the $6,000 decrease in office occupancy expense.

       FHLB borrowings increased $2.4 million or 92.3% from $2.6 million at September 30, 1997 to $5.0 million at March 31, 1998. Additional FHLB borrowings were used to feed loan portfolio growth. Borrowings increased because of favorable rates relative to deposit rates.

        Other liabilities increased $62,000 or 38.0% fromSeptember 30, 1997 to March 31, 1998 primarily as a result of taxes payable.

        Total stockholders' equity increased $179,000 from September 30, 1997 to March 31, 1998, the increase summarized as follows:


   Stockholders' equity, September 30, 1997..........................$5,955,132
   Net income........................................................   147,650
   Change in unrealized gain/(loss) on securities Available for sale.     4,911
   ESOP shares allocated.............................................    26,073
                                                                     ----------
   Stockholders' equity, March 31,1998............................   $6,133,766
                                                                     ----------
                                                                     ----------


   RESULTS OF OPERATIONS

   SIX MONTH COMPARISON

        Net income was $147,650 for the six months ended March 31, 1998 compared to $68,002 for the six months ended March 31, 1997. The increase in earnings is primarily attributable to higher net interest income.

        Net interest income after the provision for losses on loans increased $105,000 in the six months ended March 31, 1998 compared to the same period in 1997. Total interest income increased $99,000 or 7.2% from $1.4 million for the six months ended March 31, 1997 to $1.5 million for the same period in 1998. The increase was primarily attributable to a $106,000 or 9.2% increase in interest income from loan receivables which increased from $1.1 million for the six months ended March 31, 1997 to $1.3 million for the same period in 1998. Total interest expense declined $29,000 or 3.2% from $895,000 to $867,000 for the comparable period in 1998. This decline was attributable to a $60,000 decrease in interest expense on deposits from the quarter ended March 31, 1997 compared to the same quarter in 1998 which was attributable to lower average cost of deposits. The decrease in interest expense on deposits was offset by a $32,000 increase in interest expense related to the increase in FHLB borrowings used to fund loan portfolio growth.
        The provision for loan losses was $25,000 for the six months ended March 31, 1998 compared to $2,000 for the same period in 1997. The provision corresponds with the growth in the loan portfolio. While management of the Bank believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for loan losses which may adversely affect net income.

     Non-interest income increased $7,000 or 34.9% for the six month period ended March 31, 1998 compared to the same period of 1997, due primarily to a $5,000 increase in loan fees.

     Total non-interest expense declined $16,000 or 3.8% for the six months ended March 31, 1998 compared to the same period of 1997, due primarily to a decline in salaries and employee benefits of $55,000 or 23.9% which reflects a severance payment to a former employee in January 1997. This was offset by an increase of $35,000 or 139.1% in legal and professional fees related to the additional reporting required for publicly traded companies.

        Total income tax expense was $59,000 for the six months ended March 31, 1998 compared to $10,000 for the same period in 1997, reflecting the increase in earnings. The effective tax rate was 28.4% for the 1998 quarter as compared to 12.8% for the 1997 quarter.


THREE MONTH COMPARISON

        Net income increased $50,000 or 168.0% from $30,012 for the three months ended March 31, 1997 compared to $80,444 for the three months ended March 31, 1998.

        Net interest income after the provision for losses on loans increased $42,000 or 16.4% in the three months ended March 31, 1998 compared to the same period in 1997. The increase in net interest income was primarily the result of an increase in total interest income of $48,000 or 6.8%. The increase in total interest income reflects an increase in interest income from loan receivables of $108,000 or 20.3% and an increase in interest on deposits at financial institutions of $8,000 or 69.3%. These increases were offset by a decline in investment security interest of $67,000 or 41.0%. The increase in loan receivables and decline in investment securities interest is a direct result of management's emphasis of increasing loans outstanding and funding them with proceeds from investment security proceeds and FHLB borrowings.
       Total interest expense declined $8,000 or 1.7% from $444,000 for the three months ended March 31, 1997 to $436,000 for the same period in 1998.
The decline is the result of a $31,000 or 7.5% decline in interest expense on deposits that reflect lower average cost of funds. This decline is offset by an increase in interest on FHLB borrowings of $24,000 or 80.9% which reflects the increase in borrowed money.
        The provision for loan losses was $15,000 for the three months ended March 31, 1998 compared to $2,000 for the same period in 1997. The provision corresponds with the growth in the loan portfolio. While management of the Bank believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for loan losses which may adversely affect net income.

     Non-interest income increased $4,000 or 31.1% for the three month period ended March 31, 1998 compared to the same period of 1997, due primarily to a $3,000 increase in other income.

     Total non-interest expense declined $42,000 or 17.8% for the three months ended March 31, 1998 compared to the same period of 1997, due primarily to a decline in salaries and employee benefits of $56,000 or 39.7% which reflects a severance payment to a former employee in January 1997. This was offset by an increase of $14,000 or 332.8% in legal and professional fees related to the additional reporting required for publicly traded companies.

        Total income tax expense was $42,000 for the three months ended March 31, 1998 compared to $4,000 for the same period in 1997, reflecting the increase in earnings. The effective tax rate was 34.3% for the 1998 quarter as compared to 11.8% for the 1997 quarter.



   LIQUIDITY AND CAPITAL RESOURCES

        The Bank's primary sources of funds are deposits, principal and interest payments on loans and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's initial stock offering, which was completed on March 25, 1997, contributed substantially to the Company's overall liquidity levels. The Federal Deposit Insurance Corporation ("FDIC"), the Bank's primary Federal regulator, requires the Bank to maintain adequate levels of liquid assets. The Bank's liquidity ratios were 20.3% and 20.4% at March 31, 1998 and September 30, 1997, respectively.

        A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") increased $830,000 from September 30, 1997 to March 31, 1998. During the first six months of fiscal 1998, cash was primarily provided by FHLB advances. Cash was primarily used in fiscal 1998 to fund loans. Cash increased $4.4 million from September 30, 1996 to March 31, 1997. The increase in cash during the first six months of fiscal 1997 resulted from the sale of common stock, offset by cash used to fund loans and pay the special assessment levied to recapitalize the Savings Association Insurance Fund ("SAIF").

        As, of March 31, 1998, the Bank had outstanding commitments
(including undisbursed loan proceeds) of $475,000. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1998 totaled $14.5 million. Based upon the Bank's experience, management believes that a significant portion of such deposits will remain with the Bank.

        The FDIC capital regulations require savings institutions to meet three capital standards: a tier 1 leveraged capital requiremnet, a tier one risk-based capital requirement, and a total risked based capital requirement. As of March 31, 1998, the Bank's capital percentages for tier 1 leveraged capital of 13.09%, tier 1 risked based capital of 25.35%, and total risk-based capital of 26.08% which significantly exceeded the regulatory requirement for each category.

"Safe Harbor" Statement under the Private Securities
Litigation Reform Act of 1995

     In addition to historical information, forward-looking statements are contained herein that are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations, include, but are not limited to, the impact of economic conditions (both generally and more specifically in the markets in which the Company operates), the impact of competition for the Company's customers from other providers of financial services, the impact of government legislation and regulation (which changes from time to time and over which the Company has no control), and other risks detailed in this Form 10-Q and in the Company's other Securities and Exchange Commission ("SEC") filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC.

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


Dated:     May 07, 1998             /s/   Merrill G. Norton
                                    Merrill G. Norton
                                    President and Chief
                                    Executive Officer



Dated:     May 07, 1998             /s/  Terry L. Stal
                                    Terry L. Stal
                                    Chief Financial Officer