Form 10QSB
period 1998-06-30
VERMILION BANCORP INC
filed 1998-08-14
CIK 1027820

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

  X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1998

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

                       Yes  X  No __
                           ---

     370,306 shares of the registrant's common stock, par value
$0.01 per share, were outstanding at August 3, 1998.


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

     Item 3.     Defaults Upon Senior Securities

     Item 4.     Submission of Matters to a Vote of Security
                 Holders

     Item 5.     Other Information

     Item 6.     Exhibits and Reports on Form 8-K

     Signatures

Part 1. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS



                    VERMILION BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET

                                  (UNAUDITED)


                                                        JUN. 30      SEP. 30
                                                          1998        1997
                                                        _______      _______
 Assets
        Cash and due from banks                       $    43,242 $    55,354
        Interest-bearing demand deposits                2,046,546   1,082,543

               Cash and cash equivalents                2,089,788   1,137,897

        Interest-bearing time deposits                     20,000      99,000

        Investment securities:
           Available for sale                           3,099,605   3,115,652
           Held to maturity                             2,526,939   3,000,155

               Total investment securities              5,626,544   6,115,807

        Loans                                          33,876,074  29,563,296
        Allowance for loan losses                        (155,569)   (151,868)

               Net loans                               33,720,505  29,411,428

        Premises and equipment                          1,016,895     460,617

        Federal Home Loan Bank stock                      350,000     283,200

        Other assets                                      373,390     308,126

               Total assets                           $43,197,122 $37,816,075

     Liabilities
        Deposits:
           Noninterest-bearing                        $   657,044 $   285,753
           Interest-bearing                            29,063,453  28,811,931

               Total deposits                          29,720,497  29,097,684

        Federal Home Loan Bank borrowings               7,000,000   2,600,000

        Other liabilities                                 305,878     163,259

               Total liabilities                       37,026,375  31,860,943

     Stockholders' Equity
        Preferred stock, $0.01 par value
           Authorized and unissued-400,000 shares               0           0
        Common stock, $0.01 par value
           Authorized- 1,600,000 shares
           Issued- 396,750
           Outstanding- 370,036 and 367,479 shares          3,968       3,968
        Paid-in-capital                                 3,625,874   3,614,922
        Retained earnings                               2,794,610   2,622,516
        Less:
        Net unrealized gain on securities
                               available for sale          12,555       6,437
        Unearned employee stock ownership plan shares    (266,260)   (292,711)

               Total stockholders' equity               6,170,747   5,955,132

               Total liabilities and
                                stockholders' equity  $43,197,122 $37,816,075


   See notes to unaudited consolidated financial statements

                       VERMILION BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENT OF INCOME

                                    (UNAUDITED)
                                                            Nine Months Ended
                                                                 June 30,
                                                            ------------------
                                                             1998      1997
                                                             ____      ____
     Interest Income
        Loans receivable                                   $1,929,214 $1,724,418
        Investment securities                                 288,889    301,005
        Deposits with financial Institutions                   48,676     65,836

               Total interest income                        2,266,779  2,091,259

     Interest Expense
        Deposits                                            1,165,496  1,226,086
        Federal Home Loan Bank Borrowings                     166,590     88,422

               Total interest expense                       1,332,086  1,314,508

     Net Interest Income                                      934,693    776,751

        Provision for losses on loans                          40,000      7,000

     Net Interest Income After Provision for Losses on Loans  894,693    769,751

     Noninterest Income
        Loan Fees                                              24,164     25,063
        Other Income                                           17,556     11,127

               Total noninterest income                        41,720     36,190

     Noninterest Expense
        Salaries and employee benefits                        284,506    308,685
        Net occupancy expenses                                 74,235     85,517
        Data processing fees                                   44,208     34,764
        Deposit Insurance Expense                              13,647     10,011
        Printing and office supplies                            8,926     12,459
        Legal and professional fees                            94,725     51,094
        Advertising and promotion                              11,698     13,379
        Director and committee fees                            50,541     32,250
        Other expenses                                         82,333     72,717

               Total noninterest expense                      664,819    620,876

     Income Before Income Tax                                 271,594    185,065

        Income tax expense                                     99,500     41,035

     Net Income                                              $172,094  $ 144,030


                                           Per Share data:
                                         Basic and diluted     $0.47       N/A
                       Weighted average shares outstanding   368,400       N/A


See notes to unaudited consolidated financial statements

                       VERMILION BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENT OF INCOME

                                    (UNAUDITED)

                                                            Three Months Ended
                                                                  June 30,
                                                             ------------------
                                                               1998      1997
                                                               ____      ____
     Interest Income
        Loans receivable                                     $ 675,668 $ 584,236
        Investment securities                                   94,149    96,415
        Deposits with financial Institutions                    19,435    39,948

               Total interest income                           789,252   720,599

     Interest Expense
        Deposits                                               389,453   389,849
        Federal Home Loan Bank Borrowings                       76,087    29,474

               Total interest expense                          465,540   419,323

     Net Interest Income                                       323,712   301,276

        Provision for losses on loans                           15,000     5,000

     Net Interest Income After Provision for Losses on Loans   308,712   296,276

     Noninterest Income
        Loan Fees                                                8,666     7,636
        Other Income                                             5,471       708

               Total noninterest income                         14,137     8,344

     Noninterest Expense
        Salaries and employee benefits                         109,986    79,252
        Net occupancy expenses                                  25,628    30,290
        Data processing fees                                    14,727    13,120
        Deposit Insurance Expense                                4,507     5,075
        Printing and office supplies                             2,407     4,400
        Legal and professional fees                             34,312    25,831
        Advertising and promotion                                6,074     5,664
        Director and committee fees                             32,291    13,350
        Other expenses                                          27,473    20,575

               Total noninterest expense                       257,405   197,557

     Income Before Income Tax                                   65,444   107,063

        Income tax expense                                      41,000    31,035

     Net Income                                                $24,444  $ 76,028


                                           Per Share data:
                                         Basic and diluted       $0.07     N/A
                       Weighted average shares outstanding     369,251     N/A


See notes to unaudited consolidated financial statements

                     VERMILION BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                    (UNAUDITED)
                                                           Nine Months Ended
                                                                June 30,
                                                            ------------------
                                                              1998       1997
                                                              ----       ----
     Operating Activities
        Net Income                                          $172,094   $144,030
        Adjustments to reconcile net income to net
        cash provided by operating activities:
        Provision for loan losses                             40,000      7,000
        Investment securities accretion, net                  (5,536)   (11,741)
        Depreciation                                          27,711     27,711
        Allocation of ESOP shares                             37,401     16,401
        Net change in:
           Other assets                                      (65,264)     4,635
           Other liabilities                                 142,620   (225,350)

               Net cash provided by operating activities     349,026    (37,314)

     Investing Activities
        Purchases of securities available for sale                 0 (1,950,995)
        Purchase of Deposits with Financial Institutions     (20,000)         0
        Proceeds from maturities of interest-bearing
                                             time deposits    99,000          0
        Proceeds from maturities and principal payments of
        securities available for sale                         25,665  1,077,225
        Proceeds from maturities and principal payments of
        securities held to maturity                          475,253  1,145,665
        Net change in loans                               (4,349,077)(1,645,402)
        Purchase of premises and equipment                  (583,989)    (3,664)
        Purchase of Federal Home Loan Bank stock             (66,800)   (14,200)

               Net cash used by investing activities      (4,419,948)(1,391,371)

     Financing Activities
        Net change in deposits                               622,813 (1,318,130)
        Proceeds of Federal Home Loan Bank borrowings      4,400,000          0
        Issuance of common stock                                   0  3,632,522
        Purchase of ESOP Stock                                     0   (317,400)

               Net cash provided by financing activities   5,022,813  1,996,992

     Net Change in Cash and Cash Equivalents                 951,891    568,307

     Cash and Cash Equivalents, Beginning of Period        1,137,897    789,198

     Cash and Cash Equivalents, End of Period             $2,089,788 $1,357,505

     Additional Cash Flows Information
        Interest paid                                     $1,166,130 $1,314,508
        Income tax paid                                      $34,531    $27,000



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

2.   STATEMENT OF INFORMATION FURNISHED

   The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and in the opinion of management contain all adjustments necessary to present fairly the financial position as of June 30, 1998 and September 30, 1997, the results of operations for the nine months ended
June 30, 1998 and 1997, the results of operations for the three months ended June 30, 1998 and 1997, and the cash flows for the nine months ended
June 30, 1998 and 1997. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

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


   Net earnings per share are computed based upon the weighted average common and common equivalent shares outstanding for periods subsequent to the Bank's conversion to a stock savings bank on March 25, 1997, less unreleased shares of the Company's ESOP. The number of shares used to calculate earnings per share were 368,400 for the nine month period ending June 30, 1998 and 369,251 for the three month period ending June 30, 1998.

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

        FINANCIAL CONDITION

        Total assets increased $5.4 million from September 30, 1997 to June 30, 1998 or 14.2% primarily reflecting an increase in net loans of $4.3 million, an increase in cash and cash equilalents of $952,000 and in premises and equipment of 556,000 somewhat offset by a decline in investment securities of $489,000.

       Cash and cash equivalents increased $952,000 from September 30, 1997 to June 30, 1998 or 83.7%. This reflects the balance of the monies borrowed from the FHLB that will be used to fund future loan growth and the construction of the new branch facility.

        The $489,000 or 8.0% decline in total investment securities from September 30, 1997 to June 30, 1998 was the result of management's continued emphasis on reinvesting proceeds from investment security pay-downs and maturities into the Bank's loan portfolio. Interest-bearing time deposits declined $79,000 or 79.8% for the same period.

        The $4.3 million increase in net loans from September 30, 1997 to June 30, 1998 was the result of an increase of $2.8 million or 11.2% in one-to-four family residential mortgage loans, an increase of $296,000 or 61.7% in commercial loans and an increase of $626,000 or 39.9% in consumer loans and an increase of $602,000 or 59.7% in nonfarm-nonresidential real estate loans and an increase of $157,000 or 135.3% in construction and land development real estate loans, somewhat offset by a decline of $71,000 or 86.6% in real estate loans secured by farmland. This is the result of management's emphasis on the Bank's loan portfolio as previously mentioned.

       Premises and equipment increased $556,000 or 120.8% from September 30, 1997 to June 30, 1998 which was a result of the purchase of real estate for the construction of a branch facility which is expected to be open in the fall of 1998, and energy saving expenditures and remodeling of the main bank building.

       Total liabilities increased by $5.2 million from September 30, 1997 to June 30, 1998 or 16.2%, primarily the result of an increase in FHLB borrowing of $4.4 million. Total deposits increased $623,000 or 2.1% from September 30, 1997 to June 30, 1998 which was the result of an increase in non-interest-bearing deposits of $371,000 or 129.9% and an increase in interest-bearing deposits of $252,000 or .9%.

       The FHLB borrowings increase of $4.4 million or 169.2% from $2.6 million at September 30, 1997 to $7.0 million at June 30, 1998, reflected the funding of loan portfolio growth and the purchase of real estate for the new branch facility. FHLB borrowings increased because of favorable rates relative to deposit rates.

        The increase in other liabilities of $143,000 or 87.4% from September 30, 1997 to June 30, 1998 was the result of an increase in taxes payable of $84,000 or 203.4%, an increase of $18,000 or 150.0% in accrued interest payable on FHLB advances, and the addition of the management recognition plan expense of $47,000, somewhat offset by a decline of $5,000 or 5.9% in deferred directors fees payable.

        Total stockholders' equity increased $216,000 from September 30, 1997 to June 30, 1998, the increase summarized as follows:


   Stockholders' equity, September 30, 1997..........................$5,955,132
   Paid in capital...................................................    10,592
   Net income........................................................   172,094
   Net unrealized gain on securities available for sale..............     6,118
   ESOP shares allocated.............................................    26,451
                                                                     ----------
   Stockholders' equity, June 30, 1998............................   $6,170,747
                                                                     ----------
                                                                     ----------


   RESULTS OF OPERATIONS

   NINE MONTH COMPARISON

        Net income was $172,094 for the nine months ended June 30, 1998 compared to $144,030 for the nine months ended June 30, 1997. The increase in earnings is primarily attributable to higher net interest income somewhat offset by the increase in provision for loan losses and non-interest expenses.

        Net interest income after the provision for losses on loans increased $125,000 or 16.2% in the nine months ended June 30, 1998 compared to the same period in 1997. Total interest income increased $176,000 or 8.4% from $2.1 million for the nine months ended June 30, 1997 to $2.3 million for the same period in 1998. The increase was primarily attributable to a $205,000 or 11.9% increase in interest income from loan receivables which increased from $1.7 million for the nine months ended June 30, 1997 to $1.9 million for the same period in 1998. Total interest expense increased $18,000 or 1.3% for the nine months ended June 30, 1998 as compared to the same period in 1997. This increase was primarily attributable to a $78,000 or 88.4% increase in interest expense related to the increase in FHLB borrowings offset by a decline of $61,000 or 4.9% in interest expense on deposits which was attributable to lower average cost of deposits.
        The provision for loan losses was $40,000 for the nine months ended June 30, 1998 compared to $7,000 for the same period in 1997. The increase in the provision corresponds with the growth in the loan portfolio. While management of the Bank believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for loan losses which may adversely affect net income.

     Non-interest income increased $6,000 or 15.3% for the nine month period ended June 30, 1998 compared to the same period of 1997, due primarily to a $6,000 increase in other income.

     Total non-interest expense increased $44,000 or 7.1% for the nine months ended June 30, 1998 compared to the same period of 1997, due primarily to an an increase of $43,000 or 85.4% in legal and professional fees, an $18,000 or 56.7% increase in director and committee, a $9,000 or 27.2% increase in data processing fees, an increase of $10,000 or 13.2% in other expenses, somewhat offset by a $24,000 or 7.9% decrease in salaries and other employee benefits and a $11,000 or 13.2% decrease in net occupancy expense.

        Total income tax expense was $100,000 for the nine months ended June 30, 1998 compared to $41,000 for the same period in 1997, reflecting the increase in earnings. The effective tax rate was 36.6% for the 1998 quarter as compared to 22.2% for the 1997 quarter.


THREE MONTH COMPARISON

        Net income declined $52,000 or 67.8% from $76,028 for the three months ended June 30, 1997 compared to $24,444 for the three months ended June 30, 1998.

        Net interest income after the provision for losses on loans increased $12,000 or 4.2% in the three months ended June 30, 1998 compared to the same period in 1997. The increase in net interest income was primarily the result of an increase in total interest income of $69,000 or 9.5%. The increase in total interest income reflects an increase in interest income from loan receivables of $91,000 or 15.6% somewhat offset by a decline in interest on deposits at financial institutions of $21,000 or 51.3%. The increase in loan receivables is a direct result of management's emphasis of increasing loans outstanding and funding them with proceeds from investment security proceeds and FHLB borrowings.
       Total interest expense increased $46,000 or 11.0% from $419,000 for the three months ended June 30, 1997 to $466,000 for the same period in 1998.
The increase is primarily the result of a $47,000 or 158.1% increase in interest on FHLB borrowings which reflects the increase in borrowed money.
        The provision for loan losses was $15,000 for the three months ended June 30, 1998 compared to $5,000 for the same period in 1997. The provision corresponds with the growth in the loan portfolio. While management of the Bank believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for loan losses which may adversely affect net income.

     Non-interest income increased $6,000 or 69.4% for the three month period ended June 30, 1998 compared to the same period of 1997, due primarily to a $6,000 increase in other income.

     Total non-interest expense increased $60,000 or 30.3% for the three months ended June 30, 1998 compared to the same period of 1997, due primarily to an increase in salaries and employee benefits of $31,000 or 38.8% and an increase in director and committee fees of $19,000 or 141.9%, both reflect the establishment of the management recognition plan approved by the stockholders at the April, 1998 annual shareholders meeting. In addition, legal and professional fees increased $8,000 or 32.8% and other expenses increased $7,000 or 33.5%. These were somewhat offset by a decrease of $5,000 or 15.4% in net occupancy expenses.

        Total income tax expense was $41,000 for the three months ended
June 30, 1998 compared to $31,000 for the same period in 1997. The effective tax rate was 62.6% for the 1998 quarter as compared to 29.0% for the 1997 quarter.



   LIQUIDITY AND CAPITAL RESOURCES

        The Bank's primary sources of funds are deposits, principal and interest payments on loans and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's initial stock offering, which was completed on March 25, 1997, contributed substantially to the Company's overall liquidity levels. The Federal Deposit Insurance Corporation ("FDIC"), the Bank's primary Federal regulator, requires the Bank to maintain adequate levels of liquid assets. The Bank's liquidity ratios were 21.1% and 20.4% at June 30, 1998 and September 30, 1997, respectively.

        A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") increased $952,000 from September 30, 1997 to June 30, 1998. During the first nine months of fiscal 1998, cash was primarily provided by FHLB advances. Cash was primarily used in fiscal 1998 to fund loans and to acquire the property for the new branch facility. Cash increased $568,000 from September 30, 1996 to June 30, 1997. The increase in cash during the first nine months of fiscal 1997 resulted from the sale of common stock, offset by cash used to fund loans and pay the special assessment levied to recapitalize the Savings Association Insurance Fund ("SAIF").

        As, of June 30, 1998, the Bank had outstanding commitments
(including undisbursed loan proceeds) of $661,000. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from June 30, 1998 totaled $14.3 million. Based upon the Bank's experience, management believes that a significant portion of such deposits will remain with the Bank.

        The FDIC capital regulations require savings institutions to meet three capital standards: a tier 1 leveraged capital requirement, a tier one risk-based capital requirement, and a total risked based capital requirement. As of June 30, 1998, the Bank's capital percentages for tier 1 leveraged capital of 12.88%, tier 1 risked based capital of 23.47%, and total risk-based capital of 24.15% which significantly exceeded the regulatory requirement for each category.

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

ACCOUNTING CHANGES

     In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investment by owners and distirbution to owners." The comprehensive income and related cumluative equity impact of comprehensive income items will be required to be disclosed prominently as part of the notes to the financial statements. Only the impact of unrealizes gains or losses on securities available for sale is expected to be disclosed as an additional component of the Company's income under the requirements of SFAS No. 130. This statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in fiscal year 1999.
     In June, 1998, the FASB issued SFAS No. 133, "Accounting for
Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all periods beginning after June 15, 1999. the Company will adopt Standard 133 during fiscal year 2001 and does not anticipate any impact to its financial statements.

YEAR 2000 COMPLIANCE

The Company is in the final stages of identifying those computer applications where program changes will be required in order for the applications to process information accurately subsequent to 1999. Since the Company currently uses an outside service bureau for a majority of its data processing, the Company is dependent on the service bureau to be YEAR 2000 compliant. The serivce bureau has not yet informed the Company that it is or will be YEAR 2000 compliant.
The Company also uses purchased software programs for a variety of functions, such as for payroll and check processing. The majority of the companies providing these software programs have already assured the Company that the programs are YEAR 2000 comliant. The Company is also in the process of surveying certain loan customers, primarily commercial loan customers, to ensure that these customers' computer systems and operations are or will be YEAR 2000 compliant. The total cost that the Company may incur for YEAR 2000 compliance is unknown, however, the cost is not expected to be material since the Company does not use any proprietary software.


PART 2.  OTHER INFORMATION

   Item 1.  Legal Proceedings

       The Bank is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate except a noted below, are believed by management to be immaterialto the financial condition of the Bank. On December 30, 1992, Rosemary Frobose, a former officer of the Bank, filed a lawsuit against the Bank in the United States District Court, Central District of Illinois, (subsequently transferred to the Central District of Illinois, Peoria Division) alleging that she was the victim of a retaliatory discharge based on common law rights and the federal "whistleblower statute, " 12 USC S 1831j(a). The plaintiff seeks compensatory and punitive damages against the Bank based upon her loss of income and employment for at least a 10-year period.
She has not sought a specific dollar amount in her complaint but at one point made a demand of $900,000.00. Recently, the Seventh circuit reversed the district court's entry of summary judgement in favor of the bank on plaintiff's claims of retaliation under the whistleblower statute, a state retailiatory discharge claim, and a quantum merit claim for directors' fees.
The Seventh Circuit affirmed summary judgement in favor of the Bank on plaintiff's false light and defamation claims. See Frobose v. American
Savings & Loan Association of Danville, Case Number 97-1432 (Seventh Cir.,
July 31, 1998). The Bank's litigation counsel believes that the range of potential loss after trial is between $250,000 and $1,000,000. In light of the language of the Seventh Circuit opinion, it is the opinion of counsel that there is a reasonable possibility of a plaintiff's verdict.

   Item 2.  Changes in Securities and Use of Proceeds

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


Dated:  August 14, 1998             /s/   Merrill G. Norton
                                    Merrill G. Norton
                                    President and Chief
                                    Executive Officer



Dated:  August 14, 1998             /s/  Terry L. Stal
                                    Terry L. Stal
                                    Chief Financial Officer