Form 10KSB40
period 1998-09-30
VERMILION BANCORP INC
filed 1998-12-24
CIK 1027820

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.
20549 FORM 10-KSB
X
    Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 1998

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

Issuer's revenues for its most recent fiscal year:
$3,124,228.

As of December 1, 1998, the aggregate value of the 291,010 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 105,740 shares held by all directors and executives officers of the Registrant and the Registrant's Employee Stock Ownership Plan ("ESOP") as a group, was approximately $3.06 million. This figure is based on the closing bid price of $10.50 per share of the Registrant's Common Stock on December 1, 1998. Although directors and executive officers and the ESOP were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of December
1, 1998: 396,750
Transitional Small Business Disclosure Format:  Yes ________
No X


         DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference:

     (1) Portions of the Annual Report to shareholders for the year ended September 30, 1998, are incorporated into Part II, Items 5-7 and Part III,
Item 13 on this Form 10-KSB.

     (2) Portions of the Definitive Proxy Statement for the 1998 annual meeting of shareholders are incorporated into Part III, Items 9-12 of this form 10-KSB.


PART I

Item 1. Business

General

Vermilion Bancorp, Inc. (the "Company)" is a
Delaware incorporated bank holding company and the sole stockholder of American Savings Bank of Danville (the
"Savings Bank"). The only significant asset of the Company is the capital stock of the Savings Bank. The business of the Company currently consists of the business of the Savings Bank. At September 30, 1998, the Company had consolidated total assets of $43.22 million, total consolidated liabilities of $36.90 million, and total consolidated stockholders' equity of $6.32 million.


The Company had net income of $244,000 for fiscal 1998, as compared to $252,000 in fiscal 1997. The Company had a net income of ($71,000) in fiscal 1996. Fiscal 1996 included a one-time special SAIF assessment in the pre-tax amount of $206,000, resulting in an after-tax charge to earn-ings for fiscal 1996 of approximately $155,000. The Company's operating results are derived almost entirely from the Bank's results of operations.

The Company's earnings depend primarily on the difference be-tween the yield earned on its loan and investment securities portfolios and its cost of funds, consisting primarily of the interest paid on deposits and, to a lesser extent, on borrowings
("interest rate spread"). During the fiscal year 1998 the Company's interest rate spread averaged 2.48% compared to 2.20% and 2.17% in fiscal years 1997 and 1996 respectively. Net interest income, after provision for loan losses, increased from $1.05 million to $1.18 million from 1997 to 1998, or 12.6% compared to an increase of $269,000 or 34.7% from 1996 to 1997. The increase in net interest income from 1997 to 1998 was due primarily to a $300,000 increase in interest income from loans, offset by a $13,000 decrease in interest income from deposits with financial institutions, and a $20,000 decrease in interest income from investment securities. During the same period deposit interest expense declined by $56,000, interest expense on Federal Home Loan borrowings increased by $132,000, and provision for loan losses increased $58,000. The increase in net interest income after provision for loan losses of $269,000 from 1996 to 1997 was due primarily to a $206,000 increase in interest income from loans, a $33,000 increase in interest income from deposits with financial institutions, offset by a $70,000 decrease in interest income from investment securities. During the same period deposit interest expense declined by $53,000, interest expense on Federal Home Loan Bank borrowings increased by $16,000, off-set by a $63,000 decrease in provision for loan losses.

Total noninterest income increased by $13,000 in 1998 to $55,000 as compared to 1997, while total noninterest expense increased $82,000 to $843,000. The increase in total noninterest income for 1998 was due primarily to an increase of $11,000 in loan fees, and a $3,000 increase in other income, somewhat offset by a decrease in net realized gains on sales of available for sale securities of $1,000. The increase in total noninterest expense was primarily due to a $56,000 increase in legal and professional fees, a $4,000 increase in other expenses, a $19,000 increase in director and committee fees, a $11,000 increase in data processing fees, somewhat offset by a decrease of $18,000 in salaries and employee benefits. Total noninterest income declined by $3,000 in 1997 to $42,000 as compared to 1996, while total noninterest expense declined by $128,000 to $761,000. The decline in noninterest income during fiscal 1997 was due primarily to an $11,000 decline in loan fees offset by a $7,000 increase in other income. The decline in noninterest expense during fiscal year 1997 was due primarily to a decline of $262,000 in deposit insurance expense, offset by a $104,000 increase in salaries and employee benefits and $41,000 in other expenses.

The Company's assets totaled $43.22 million at September 30, 1998 as compared with $37.82 million at September 30, 1997. The $5.40 million increase in assets was primarily due to a $4.81 million increase in net loans, an $896,000 increase in premises and equipment, an increase of $604,000 in cash and cash equivalents, offset by a decrease of $1.02 million in total investment securities.
The increase in assets was funded primarily by an increase in FHLB borrowings of $3.8 million and an increase in deposits of $947,000.
The Company's assets totaled $37.82 million at September 30, 1997, as compared with $35.46 million at September 30, 1996. The $2.36 million increase in assets was primarily due to receipt and investment of proceeds of the conversion of the Bank from the mutual to stock form of ownership that was completed on March 27, 1997 offset by a reduction in deposits used to purchase stock in the conversion.
Loans increased by $2.48 million to $29.56 million at September 30, 1997, as compared to $27.08 million at September 30, 1996. Interest bearing demand deposits held at other financial institutions increased by $654,000 to $1.08 million, offset by a $305,000 decrease in cash and due from banks. Total investment securities decreased to $6.12 million at September 30,1997, compared to $6.56 million at September 30, 1996.


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


Lending Activities

General. At September 30, 1998, the Company's total loan portfolio amounted to $34.23 million, or 79.2 % of total assets at that date. The Company has traditionally concentrated its lending activities on conventional first mortgage loans secured by single-family residential properties and, to a lesser extent, multifamily mortgage loans and consumer loans. Consistent with its lending orientation, as of September 30, 1998, $28.18 million or 82.20% of the Company's total loan portfolio consisted of one-to-four family residential loans, $1.58 million or 4.61% consisted of commercial real estate loans, $1.92 million or 5.61% of the Company's total loan portfolio consisted of consumer loans and $882,000 or 2.57% of the Company's total loan portfolio consisted of multi-family mortgage loans.
Substantially all of the Company's total loan portfolio consists of conventional loans, which are loans that are neither insured by the Federal Housing Administration nor partially guaranteed by the Department of Veteran Affairs. Historically, the Company's lending activities have been concentrated in its primary market area of Danville, Illinois and Vermilion County, Illinois. The Company estimates that a substantial portion of its mortgage loans are secured by properties located in its primary market area, and that substantially all of its non-mortgage loan portfolio consists of loans made to residents and businesses located in such primary market area.
Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.



                                      At September 30,
                                     1998           1997
                                         Percent           Percent
                                Balance  of Total Balance of Total
                                      (Dollars in Thousands)
 Type of Loan:
 Real estate mortgage loans:
   One-to-four family           $28,182   82.20%  $24,871   84.29%
   Multi-family                     882    2.57     1,083    3.67
   Commercial real estate         1,581    4.61     1,090    3.69
 R.E. sold on contract              227     .66       300    1.02
 R.E. construction loans            492    1.44       116    0.39
 Commercial business loans          997    2.91       480    1.63
 Consumer loans                   1,922    5.61     1,568    5.31
Total loans                      34,283  100.00%   29,508  100.00%
Plus:
 Deferred loan costs                 97                73
Less:
 Undisbursed portion of loans        --                18
 Allowance for loan losses          154               152
 Unearned interest                   --                --
Total loans, net                $34,226           $29,411



Contractual Principal Repayments and Interest Rates.
The following table sets forth certain information at September 30, 1998 regarding the dollar amount of loans maturing in the Bank's total loan portfolio, based on the contractual terms to maturity, before giving effect to net items. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.


                                          Over One
                                One Year  Through Five  Over Five
                                Or less      Years        Years    Total
                                          (In Thousands)
Real estate mortgage loans:
 One-to-four family             $ 4,561   $ 2,094         $21,527  $28,182
 Multi-family                        44        --             838      882
 Commercial real estate             456       391             734    1,581
Real estate sold on contract         19        --             208      227
Real estate construction loans      492        --              --      492
Commercial business loans           694        38             265      997
Consumer Loans                      512     1,220             190    1,922
  Total loans                   $ 6,778   $ 3,743         $23,762  $34,283


The following table sets forth the dollar amount of all loans, before net items, due one year or more after September 30, 1998 which have fixed interest rates or which have floating or adjustable interest rates. For purposes of the table, all of the Bank's balloon loans were deemed to have floating or adjustable rates.


                                          Floating
                                 Fixed  Or Adjustable
                                 Rates      Rates     Total
                                       (In Thousands)
Real estate mortgage loans:
 One-to-four family            $22,693    $   928     $23,621
 Multi-family                      838         --         838
 Commercial real estate          1,125         --       1,125
Real estate sold on contract       138         70         208
Real estate construction loans      --         --          --
Commercial business loans          303         --         303
Consumer loans                   1,410         --       1,410
   Total loans                 $26,507    $   998     $27,505


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



                                Years Ended September30,
                                      (In Thousands)
                                     1998      1997
Net loans, beginning balance       $29,411   $26,936
Loan originations:
Real estate mortgage loans:
 One-to-four family                  8,331     7,227
 Multi-family                          347       --
 Commercial real estate                739       492
Real estate construction loans         889       664
Commercial business loans              424       117
Consumer loans                       1,233     1,238
Total loan originations             11,963     9,738

Loan principal reductions            7,188     7,297
Increase (decrease) due to
Other items, net(1)                     40        34

Net increase in loan portfolio       4,815     2,475
Loan receivable, net end of period $34,226   $29,411

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


One-to-four Family Residential Loans. Substantially all of the Bank's one-to-four family residential mortgage loans consist of conventional loans.
Conventional loans are loans that are neither insured by the FHA or partially guaranteed by the Department of Veterans Affairs ("VA"). Virtually all of the Bank's one-to-four family residential mortgage loans are secured by properties and are originated under terms and documentation which permit their sale to the Federal Home Loan Mortgage Corporation ("FHLMC"), or the Federal National Mortgage Association
("FNMA"). Sales of residential mortgage loans have been insignificant to date. As of September 30, 1998, $28.18 million, or 82.20%, of the Bank's total loans consisted of one to four family residential mortgage loans.


The Bank's one-to-four family mortgage loans are generally either fixed rate loans or shorter-term balloon loans. The Bank does not offer adjustable-rate one-to-four family residential mortgage loans. Fixed-rate loans generally have maturities ranging from 10 to 20 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. At
September 30, 1998, $22.17 million, or 77.89%, of the
Bank's one-to-four family residential mortgage loans were fixed-rate loans with original terms of from 10 to 30 years.
At September 30, 1998, the weighted average remaining term to maturity of the Bank's fixed rate, 1-to-4 family residential mortgage loans was approximately 12 years.
Substantially all of the Bank's fixed
rate, one-to-four family residential mortgage loans contain due on sale clauses, which permit the Bank to declare the unpaid balance to be due and payable upon the sale or transfer of any interest in the property securing the loan. The Bank generally enforces such due-on-sale clauses, but may waive the clause in certain circumstances.

The balloon loans currently offered by the Bank have terms of one or three years, but an amortization schedule of up to 30 years. At the end of a balloon loan's term, the entire balance of the loan is due.
The borrower has the option of repaying the loan on the due date or, subject to satisfying the Bank's underwriting criteria, accepting the renewed loan rate which is then offered by the Bank for such loans. In the latter case, the renewed loan is a new balloon loan with the same term as the initial balloon loan. The Bank has generally offered rates on such renewed loans at 1/4 of 1% to 1/2 of 1% higher than rates then offered on its new balloon residential real estate loans. Modified loans are amortized over the remaining life of the original amortization period. At September 30, 1998, $4.87 million or 17.28% of the Bank's one-to-four family residential mortgage loans were balloon loans.

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

Multi-Family Residential and Commercial Real Estate
Loans. At September 30, 1998, the Bank had $2.46 million in outstanding loans secured by multi-family residences or commercial real estate. Such loans comprised 7.18% of the Bank's total loan portfolio at September 30, 1998 and all have either fixed rates of interest or are balloon loans. Generally, fees of 50 basis points to 1% of the principal loan balances are charged to the borrower upon closing.
The Bank also obtains personal guarantees of the principals as additional security for any multi-family residential or commercial real estate loan.

At September 30, 1998, the Bank had $882,000 in outstanding loans secured by multi-family residences, all of which were apartment buildings. The Bank's underwriting standards generally provide for terms of up to 20 years with amortization of principal over the term of the loan and LTV ratios of not more than 75%. At September 30, 1998, the Bank had 13 loans secured by multi-family residences with an average balance of $68,000. As of that date none of the multi family loans were non-performing loans.

At September 30, 1998, the Bank had $1.58 million in outstanding loans secured by commercial real estate, primarily retail office and farmland. The Bank's underwriting standards generally provide for terms of up to ten years with amortization of principal over the term of the loans and LTV ratios of not more than 70%. At September 30, 1998, the Bank had 29 loans secured by commercial real estate with an average balance of $55,000. As of that date, none of the Bank's commercial real estate loans were non-performing loans.

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

Construction Loans.  As of September 30, 1998, the
Bank's construction loans amounted to $492,000, or 1.44% of the Bank's total loan portfolio. The Bank originated $889,000 of single-family construction loans to individuals during the year ended September 30, 1998. A substantial majority of the Bank's construction loans have consisted of loans to construct single-family residences although the Bank will also consider construction loans for small apartment buildings.

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

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost
(including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project, when completed, having a value which is insufficient to assure full repayment. Loans on lots may run the risk of adverse zoning changes, environmental or other restrictions on future use.
As of September 30, 1998, none of the Bank's construction loans were considered non-performing.

Consumer Loans. The Bank offers consumer loans in order to provide a full range of retail financial services to its customers. However, substantially all of such loans are either home improvement, automobile or share loans. At September 30, 1998, $1.92 million, or 5.61%, of the Bank's total loan portfolio was comprised of consumer loans.
The Bank originates substantially all of such loans in its primary market area. Originations of consumer loans by the Bank amounted to $1.2 million in 1998.

For loans secured by vehicles either new or less than two model years old, the Bank's maximum LTV ratio is the lower of 90% of the purchase price or 100% of the balance due after trade-in allowances and the maximum loan amount is $30,000. For loans secured by vehicles at least two but less than six model years old, the amount of the loan may not exceed the lowest of 75% of the purchase price, 100% of the maximum
NADA Official Used Car Guide value or 100% of the balance due after trade-in and allowances. However, loans on such vehicles may not in any case exceed
$20,000. The Board has granted management the authority to exceed LTV ratios and other terms on vehicle loans if they are noted in subsequent monthly reports to the Board. As of September 30, 1998, the Bank had $685,000 of loans secured by vehicles.

Share loans are secured by the balance in the borrower's account with the Bank. These loans generally have interest rates 2% above the rate paid on the account balance and the principal of the loan may not exceed 90% of the account balance. As of September 30, 1998, the Bank had $250,000 of share loans.

Consumer finance loans generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In many cases, any repossessed collateral for a defaulted consumer financial loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance or depreciation of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower.
As of September 30, 1998, $46,000 or
2.4% of the Bank's consumer loans were
considered non-performing.

Commercial Business Loans. The Bank began offering commercial business loans in March 1995. At
September 30, 1998, the Bank's commercial business loans amounted to $997,000 or 2.91% of the Bank's total loan portfolio. The Bank's commercial business loans are generally made to its current customers on a secured or unsecured basis and involve a wide range of business purposes. These loans generally have terms of between six months to one year. Notes either require a single payment at the end of their term or have amortizing payments of principal and interest for periods of up to five years. Any two loan committee members may approve a loan of this type in an amount up to $20,000. Any unsecured loan in excess of $20,000 must be approved by the Board of Directors. The Bank generally obtains personal guarantees from the principals of the borrower with respect to all commercial loans.
The Bank had 23 commercial business loans as of September 30, 1998 with an average loan balance on that date of $43,000. As of September 30, 1998, none of the Bank's commercial business loans was non-performing.

Commercial business lending generally entails significantly greater risk than the risks involved with more traditional real estate lending. The repayment of commercial business loans typically is dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions.

Loans-to-One Borrower Limitations.  The Illinois
Savings Bank Act imposes limitations on the aggregate amount of loans that an Illinois chartered savings bank can make to any one borrower. Under the Illinois
Savings Bank Act the permissible amount of loans-to-one borrower is the greater of $500,000 (for a savings bank meeting its minimum capital requirements) or 20% of a savings bank's total capital plus general loan loss reserves. In addition, a savings bank may make loans in an amount equal to an additional 10% of the savings bank's capital plus general loan loss reserves if the loans are 100% secured by readily marketable collateral.
Under Illinois law, a savings bank's capital consists of capital stock and noncumulative perpetual preferred stock, related paid-in capital, retained earnings and other forms of capital deemed to be qualifying capital by the FDIC. At September 30, 1998, the Bank's limit on loans-to-one borrower under the Illinois Savings Bank Act was $1,041,000. At
September 30, 1998, the Bank's five largest groups of loans-to one borrower ranged from $323,000 to $499,000, with the largest single loan in such groups being a $249,000 loan secured by a commercial property.
Each of the five largest groups of borrowers has several loans from the Bank, generally a combination of loans secured by investment properties and a residence as well as smaller secured and unsecured personal loans. A substantial portion of each large group of loans is secured by real estate. At September 30, 1998, all of such loans were performing in accordance with their terms.

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

Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure and loans deemed to be in-substance foreclosed under GAAP are classified as real estate owned until sold.
Pursuant to SOP 92-3 issued by the AICPA in April
1992, which provides guidance on determining the balance sheet treatment of foreclosed assets in annual financial statements for periods ending on or after December 15, 1992, there is a rebuttable presumption that foreclosed assets are held for sale and such assets are recommended to be carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. As of September 30, 1998, the Bank had $87,000 real estate owned. It is the Bank's policy to comply with the guidance set forth in SOP
92-3.

Under GAAP, the Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that the Bank would not otherwise consider under current market conditions. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. As of September 30, 1998, the Bank had no loans deemed to be troubled debt restructurings. See the table below under "- Non-Performing Assets."

Delinquent Loans. The following table sets forth information concerning delinquent loans at the dates indicated in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.


                                 September 30, 1998
                                     30-89
                                     Days
                                 Amount    Percent of
                                           Loan Category
                               (Dollars in Thousands)
Real estate mortgage loans:
 One-to-four family              $ 283       1.00%
 Multi-family                       46       5.22
 Commercial real estate            144       9.11
Construction                        --        --
Commercial business loans            5        .50
Consumer loans                      69       3.59
   Total                         $ 547       1.60%


                                 September 30, 1998
                                   90 Days or more
                                 Amount       Percent of
                                             Loan Category
                                 (Dollars in Thousands)
Real estate mortgage loans:
 One-to-four family              $ 256        .91%
 Multi-family                       --        --
 Commercial real estate             --        --
Construction                        --        --
Commercial business loans           --        --
Consumer loans                      46       2.39
   Total                         $ 302       0.88%


Non-Performing Assets. The following table sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated. The Bank did not have any troubled debt restructuring at any of the dates presented.


                                 At September 30,
                                  1998     1997
                              (Dollars in Thousands)
Non accruing loans:
Real estate mortgage loans:
 One-to-four family                $ --    $ --
 Multi-family                        --      --
 Commercial real estate              --      --
Real estate construction loans       --      --
Commercial business loans            --      --
Consumer loans                       --      --
Total non-accruing loans             --      --
Accruing loans greater than 90
                days delinquent:
Real estate mortgage loans:
 One-to-four family                 256      454
 Multi-family                        --      --
 Commercial real estate              --      --
Real estate construction loans       --      --
Commercial business loans            --      --
Consumer loans                       46       31
Total accruing loans greater than
               90 days delinquent   302      485
Total non-performing loans          302      485
Real estate owned                    87       --
Total non-performing assets        $389     $485
Total non-performing loans as a
  percentage of total loans        1.13%    1.64%
Total non-performing assets as a
 percentage of total assets        0.90%    1.28%



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

At September 30, 1998, the Bank had $438,000 of assets classified substandard, $22,000 of assets classified doubtful and none classified as loss. At such date, the aggregate of the Bank's classified assets amounted to 1.06% of total assets.

Allowance for Loan Losses. The Bank's policy is to establish reserves to absorb losses on loans based on management's continuing review and evaluation of the portfolio and its judgment as to the impact of economic conditions on the portfolio. The allowance for losses on loans is maintained at a level believed adequate by management to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the past loss experience, changes in the composition of the portfolio and the current conditions and amount of loans outstanding. The allowance is increased by provisions for loan losses which are charged against income. As shown in the table below, at September 30, 1998, the Bank's allowance for loan losses amounted to 39.59% and 0.45% of the Bank's non-performing loans and total loans receivable, respectively.

On November 24, 1998, the Securities and Exchange Commission, Federal Deposit Insurance Corporation, Federal Reserve Board, Office of the Comptroller of the Currency, and Office of Thrift Supervision issued a Joint Interagency Statement on Loan Loss Allowances. The Statement was designed to better ensure the consistent application of loan loss accounting policy and to improve the transparency of financial statements. The statement noted that the agencies recognized the importance of meaningful financial statements and disclosure for both the benefit of investors and a safe and sound financial system and the importance of depository institutions having prudent, conservative, but not excessive loan loss allowances that fall within an acceptable range of estimated losses. Referring to previously issued documents, the agencies noted that the allowance for loan losses should reflect estimated credit losses for specifically identified loans, as well as esitimated probable credit losses in the remainder of the loan portfolio at the balance sheet date. When determining the appropriate level for the allowance,the agencies said, management should always ensure that the overall allowance appropriately reflects a margin for the imprecision inherent in the most recent estimates of expected credit losses. Management's judgement should be exercised in a disciplined manner that is based on and reflective of adequate detailed analyses of the loan portfolio.

The agencies further indicated that although management's process for determining allowance adequacy is judgemental and results in a range of estimated losses, it must not be used to manipulate earnings or mislead investors, funds providers regulators or other affected parties. Management's process must be based on a comprehensive, adequately documented, and consistently applied analysis of the institution's loan portfolio. The depository institution must ensure that its allowance is supportable in light of the accompanying disclosures made to investors, including those made in management's discussion and analysis and financial footnotes, with respect to the underlying economics and trends in the portfolio and any other factors that significantly affect the collectibilty of loans. Management of the company believes its allowances for loan and lease losses meets these standards.




The following table describes the activity related to the Bank's allowance for possible loan losses for the periods indicated.


                                         Year Ended September 30,

                                                1998    1997
                                           (Dollars in Thousands)
Balance at beginning of period                  $152    $143
Charge-offs:
  One-to-four family real estate loans           (25)     (7)
  Consumer loans                                 (53)     (2)
Recoveries:  one-to-four family real estate        5       1
Net charge-offs                                  (75)     (8)
Provision for losses on loans                     75      17
Balance at end of period                        $154    $152
Allowance for loan losses as a percentage
         of total loans outstanding             0.45%   0.52%
Allowance for loan losses as a percentage
         of total non-performing loans         39.59%  31.34%
Ratio of net charge-offs to
         average loans outstanding              0.24%   0.03%



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


                                        At September 30,
                                   1998                  1997
                              Amount  Percent       Amount  Percent
                                      of Loans              of loans
                                      in Each               in Each
                                      Category to           Category to
                                      Total Loans           Total Loans
                                             (Dollars in Thousands)
Real estate mortgage loans:
 One-to-four family            $101      82.20%      $105      84.29%
 Multi-family                    --       2.57         --       3.67
 Commercial real estate          --       4.61         --       3.69
Real estate sold on Contract      3        .66          4       1.02
Real estate construction         --       1.44         --        .39
Commercial business loans         5       2.91          3       1.63
Consumer loans                   45       5.61         40       5.31
       Total                   $154     100.00%      $152     100.00%




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

Investment Activities

General. Interest income from mortgage-backed securities and investment securities generally provides the second largest source of income to the Bank after interest on loans. The Bank's Board of Directors has authorized investment in U.S.
Government and agency securities, obligations of the FHLB, and mortgage backed securities issued by FNMA, FHLMC and the Government National Mortgage
Association ("GNMA") as well as by certain state, county and municipal securities. The Bank's objective is to use such investments to reduce interest rate risk, enhance yields on assets and provide liquidity. On September 30, 1998, the Bank's investment securities portfolio amounted to
$5.10 million, including a net unrealized gain of $40,000, with respect to its securities available for sale.

Mortgage-Backed Securities.  As of September 30,
1998, the Bank's mortgage-backed securities amounted to $1.95 million, or 4.51% of total assets. The Bank's mortgage-backed securities portfolio provides a means of investing in housing related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and with limited credit risk of default which arises in holding a portfolio of loans to maturity. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on mortgage-backed securities are passed from the mortgage originators, as servicer, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the GNMA.

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

As of September 30, 1998, all of the Bank's $1.95 million of mortgage-backed securities were classified as held to maturity.

At September 30, 1998, the weighted average contractual maturity of the Bank's fixed-rate mortgage-backed securities was approximately 1.9 years. The actual maturity of a mortgage backed security may be less than its stated maturity due to prepayments of the underlying mortgages.
Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security.
In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments.
Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.

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

Securities. The Bank's investments in investment securities other than mortgage-backed securities consist primarily of securities issued by the U.S.
Treasury and federal government agency obligations except for $363,000 of securities all of which are general obligations of Illinois municipalities. As of September 30, 1998, $2.78 million of such securities portfolio were classified available for sale. The remaining $363,000 of the Bank's investment securities portfolio, which do not include the mortgage backed securities, were classified as held to maturity. The Bank attempts to maintain a high degree of liquidity in its investment securities portfolio and generally does not invest in securities with terms to maturity exceeding ten years. As of September 30, 1998, the estimated weighted average life of the Bank's investment securities portfolio was 2.98 years.

The following table sets forth certain information regarding the Bank's investment securities at the dates indicated.



                                      September 30,
                                 1998                1997
                         Amortized  Market   Amortized  Market
                            Cost    Value       Cost    Value
                                   (In Thousands)
Available for sale:(1)
  U.S. Treasury           $1,745     $1,784   $1,741     $1,759
  Federal agencies         1,000      1,001    1,365      1,357
Total available for sale  $2,745     $2,785   $3,106     $3,116

Held to maturity:(1)
   Federal agencies       $  --      $  --    $  --      $  --
   State and municipal       363        374      362        369
Mortgage-backed Securities 1,949      1,984    2,638      2,689
Total held to maturity    $2,312     $2,359   $3,000     $3,058


(1) The Bank adopted the provisions set forth in SFAS No. 115 on October 1, 1994, which requires entities to carry securities that are available for sale at their market value while continuing to carry securities that are held to maturity at their amortized cost.


The following table sets forth certain information regarding the maturities of the Bank's investment securities at September 30, 1998.

                                        Contractually Maturing
                                           Weighted         Weighted
                               Under 1     Average    1-5   Average
                                Year        Yield    Years   Yield
                                          (Dollars in Thousands)
Available for sale:
 U.S. Treasury                 $ 758       6.25%    $1,026    6.00%
 Federal agencies                 --         --      1,001    5.50
Total available for sale         758       6.25      1,510    5.63

Held to maturity:
 Federal agencies                 --         --        --      --
 State and municipal(1)           --         --        --      --
 Mortgage-backed securities      466       6.50        --      --
  Total held to maturity         466       6.50        --      --
  Total investment securities  1,224       6.35      1,510    5.63


                                        Contractually Maturing
                                          Weighted          Weighted
                                 6-10     Average   Over 10 Average
                                 Years     Yield     Years   Yield     Total
                                        (Dollars in
Thousands) Available for sale:
 U.S. Treasury                 $   --      -- %     $  --     -- %    $1,784
 Federal agencies                  --      --          --     --       1,001
Total available for sale           --      --          --     --       2,785

Held to maturity:
 Federal agencies                  --      --          --     --         --
 State and municipal(1)           165     4.65         198   4.85        363
 Mortgage-backed securities        22     8.25       1,461   6.95      1,949
  Total held to maturity          187     5.07       1,659   6.12      2,312
  Total investment securities   1,411     6.17       3.169   5.89      5,097

(1) Yields on tax-exempt investments have not been computed on a tax-equivalent basis.


In addition, as a member of the FHLB of Chicago the Bank is required to maintain an investment in stock of the FHLB of Chicago equal to the greater of 1% of the Bank's outstanding home mortgage related assets or 5% of its outstanding advances from the FHLB of Chicago. As of September 30, 1998, the
Bank's investment in stock of the FHLB of Chicago amounted to $350,000. During the year ended September 30, 1998, the Bank received $19,000 in dividends on its FHLB stock. No ready market exists for such stock, which is carried at par value.

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



                                           September 30,
                                1998              1997
                                    Percent          Percent
                                    Of Total         of Total
                           Amount   Deposits  Amount Deposits
                                         (Dollars in Thousands)
Transaction accounts:
 NOW accounts              $1,268    4.40%   $  786    2.84%
 Money market investment      753    2.50       896    3.08
 Savings and retirement     5,296   17.45     5,067   17.28
Total transaction accounts  7,317   24.35     6,749   23.20
Certificates of deposit:
 Within 1 year             14,944   49.74    14,406   49.51
 1-2 years                  5,991   19.94     6,668   22.92
 2-3 years                  1,430    4.76       637    2.19
 3-4 years                     81    0.27       442    1.52
 4-5 years                    281    0.94       196    0.66
Total certificates         22,727   75.65    22,349   76.80
Total deposits            $30,044  100.00%  $29,098  100.00%







The following table sets forth information relating to the Bank's deposit flows during the periods shown:


                                At or For the Year Ended September 30,
                                       1998          1997
                                                (In Thousands)

Net deposits (withdrawals)
        before interest credited      $  (283)    $(2,875)

Interest credited                       1,229       1,249

Total increase (decrease)in deposits      946     $(1,626)



The following table shows the interest rate and maturity information for the Bank's certificates at September 30, 1998.


                                             Maturity Date
                      One Year  Over 1-2  Over 2-3  Over 3-4  Over 4-5
                      or less     Years     Years     Years     Years
                                        (In Thousands)
Interest Rate
4.50 to 4.99%         $   116    $   --    $   --    $   --    $    --
5.00 to 5.99%           7,786      4,255     1,020        34        238
6.00 to 6.99%           7,619      1,264       226       127         42

Total                 $15,521    $ 5,519   $ 1,246   $   161   $    280



The following table sets for the maturities of the Bank's certificates having principal amounts of $100,000 or more at September 30, 1998.


                  Maturity Period                  Amount
                                              (In Thousands)
   Three months or less                         $    849
   Over three through six months                     729
   Over six through twelve months                  1,180
   Over twelve months                                577
   Total certificates of deposit
        with balances of $100,00 or more        $  3,335


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

The following table sets forth the amounts of the Bank's borrowings and the weighted average rates for the year ended September 30, 1998.


                                  For the Year Ended September 30,
                                                   1998     1997
                                                 (Dollars in Thousands)
FHLB advances:
Average balance outstanding during the period(1)   $4,754  $2,100
Maximum amount outstanding
at any month-end during the period                 $7,000  $2,600
Balance outstanding at end of period               $6,400  $2,600
Weighted average interest rate during the period    5.37%   5.85%
Weighted average interest rate at the end of period 5.14%   5.88%

(1) The average balance was computed using an average of monthly balances during the year.

Subsidiaries

The Bank currently has one subsidiary, G.B.W. Service
Corporation ("GBW"). GBW's primary activities are the collection of premiums on credit life and credit disability insurance policies and the collection of interest on certain real estate sales contracts. The
Bank's investment in its subsidiary totaled $117,000 as of September 30, 1998.


Legal Proceedings

The Bank is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate except as noted below, are believed by management to be immaterial to the financial condition of the Bank. On December 30, 1992,
Rosemary Frobose, a former officer of the Bank, filed a lawsuit against the Bank in the United States
District Court, Central District of Illinois,
(subsequently transferred to the Central District of Illinois, Peoria Division) alleging that she was the victim of a retaliatory discharge based on common law rights and the federal "whistleblower statute," 12
USC ' 1831j(a). The plaintiff seeks compensatory and punitive damages against the Bank based upon her loss of income and employment for at least a ten-year period. She has not sought a specific dollar amount in her complaint but at one point made a demand of $900,000.
The Court entered a summary judgment in
favor of the Bank on each count. The employee appealed the judgement on several counts to the Seventh Circuit Federal Court of Appeals in Chicago. Oral argument was heard on December 12, 1997.
Recently, the court of appeals reversed the district court's entry of summary judgement in favor of the Bank on plaintiff's claims of retaliation under the whistleblower statute, a state retaliatory discharge claim, and a quantum merit claim for directors' fees. The seventh circuit affirmred summary judgement in favor of the Bank on plaintiff's false light and defamation claims. See Frobose v. American Savings & Loan Association of Danville, Case Number 97-1432 (Seventh Cir., July 31, 1998). The Bank's litigation counsel believes that the range potential loss after trial is between $250,000 and $1,000,000, In light of the Seventh Circuit opinion, it is the opinion of counsel that there is a reasonable possibility of a favorable plaintiff's verdict.

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

Employees

The Bank had ten full-time employees and two part-time employees as of September 30, 1998. None of these employees is represented by a collective bargaining agreement. The Bank believes that it enjoys excellent relations with its personnel.

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

Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for the Bank described below. At September 30, 1998, the Company's Tier 1 and total capital significantly exceeded the Federal
Reserve Board's capital adequacy requirements.

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

The Commissioner has established a schedule for the assessment of "supervisory fees" upon all Illinois savings banks to fund the operations of the Commissioner. These supervisory fees are computed on the basis of each savings bank's total assets
(including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the Commissioner.
The Commissioner also assesses fees for examinations conducted by the Commissioner's staff, based upon the number of hours spent by the Commissioner's staff performing the examination. During the fiscal year ended September 30, 1998, the Bank paid approximately
$6,000 in supervisory fees and expenses.

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

FDIC-insured institutions also are required to adhere to certain risk-based capital guidelines which are designed to provide a measure of capital more sensitive to the risk profiles of individual banks.
Under the risk-based capital guidelines, capital is divided into two tiers: core (Tier 1) capital, as defined above, and supplementary (Tier 2) capital.
Tier 2 capital is limited to 100% of core capital and includes cumulative perpetual preferred stock, perpetual preferred stock for which the dividend rate is reset periodically based on current credit standing, regardless of whether dividends are cumulative or non-cumulative, mandatory convertible debt securities, term subordinated debt, intermediate-term preferred stock and the allowance for possible loan and lease losses. The allowance for possible loan and lease losses includable in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets. Total capital is the sum of Tier 1 and Tier 2 capital. The risk based capital framework assigns balance sheet assets to one of four broad risk categories which are assigned risk weights ranging from 0% to 100% based primarily on the degree of credit risk associated with the obligor. Off balance sheet items are converted to an on-balance sheet
"credit equivalent" amount utilizing certain conversion factors. The sum of the four risk weighted categories equals risk-weighted assets. At
September 30, 1998 the Bank met each of its capital requirements.

Dividends. Under the ISBA, dividends may only be declared when the total capital of the Bank is greater than that required by Illinois law.
Dividends may be paid by the Bank out of its net profits (i.e., earnings from current operations, plus actual recoveries on loans, investments, and other assets after deducting all current expenses, including dividends or interest on deposit accounts, additions to reserves as may be required by the Illinois Commissioner, actual losses, accrued dividends on preferred stock, if any, and all State and federal taxes). The written approval of the Commissioner must be obtained, however, before a savings bank having total capital of less than 6% of total assets may declare dividends in any year in an amount in excess of 50% of its net profits for that year. A savings bank may not declare dividends in excess of its net profits in any year without the approval of the Commissioner. In addition, before declaring a dividend on its capital stock, the Bank must transfer no less than one-half of its net profits of the preceding half year to its paid-in surplus until it shall have paid-in surplus equal to 20% of its capital stock. Finally, the Bank will be unable to pay dividends in an amount which would reduce its capital below the greater of (i) the amount required by the FDIC, (ii) the amount required by the Commissioner or (iii) the amount required for the liquidation account to be established by the Bank in connection with the Conversion. The Commissioner and the FDIC also have the authority to prohibit the payment of any dividends by the Bank if the Commissioner or the FDIC determines that the distribution would constitute an unsafe or unsound practice. For the year ended September 30, 1998, the Bank's capital was greater than that required by the FDIC and higher than 3% of total assets. Based upon the Illinois definition of "net profits", the Bank could pay a maximum of $499,000 in dividends under Illinois Law, and the Bank does not intend to pay dividends in excess of this amount.

Federal Home Loan Bank System. The Bank is a member of the FHLB System which consists of 12 FHLBs under the jurisdiction of the Federal Housing Finance Board
("FHFB"). As a member of the FHLB System, the Bank is required to acquire and hold shares of capital stock of the FHLB of Chicago in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of the Bank's aggregate unpaid loan principal, or (ii) 0.3% of the Bank's total assets.
The Bank's holdings of FHLB capital
stock will be reviewed annually by the FHLB of Chicago using calendar year-end financial data to ensure that the Bank is holding the minimum required amount of FHLB capital stock. If the minimum amount required is decreased, the FHLB-Chicago may in its discretion and upon application of the Bank, retire excess shares of capital stock held by the Bank. The
Bank is in compliance with this requirement with an investment in FHLB capital stock of $350,000 at September 30, 1998.

The FHLBs provide a central credit facility primarily for member institutions. FHLBs make advances to member banks in accordance with each Federal Home
Loan Bank's policies and procedures established by the FHFB and the Board of Directors of such FHLB.
 All long-term advances by a Federal Home Loan Bank
(advances having an original term to maturity greater than five years) must be made only for the purpose of providing funds for residential housing finance.
Advances are made upon the note or obligation of a member bank, must be fully secured and bear interest at a rate established by the FHFB. At September 30, 1998, the Bank had $6,400,000 in advances outstanding from the FHLB of Chicago. The Bank's aggregate outstanding advances from the FHLB of Chicago may at no time exceed 20 times the amounts paid in by the Bank for its holding of FHLB capital stock.

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

Brokered Deposits; Regulation of Deposit Rates.
Under applicable laws and regulations, an insured depository institution may be restricted in obtaining, directly or indirectly, funds by or through any "deposit broker," as defined, for deposit into one or more deposit accounts at the institution. The term "deposit broker" generally includes any person engaged in the business of placing deposits, or facilitating the placement of deposits, of third parties with insured depository institutions or the business of placing deposits with insured depository institutions for the purpose of selling interests in those deposits to third parties. Under FDIC regulations, well capitalized institutions are subject to no brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only (i) with a waiver from the FDIC and (ii) subject to the limitation that they do not pay an effective yield on any such deposit which exceeds by more than (a) 75 basis points the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted in its normal market area or (b) by 120% for retail deposits and 130% for wholesale deposits, respectively, of the current yield on comparable maturity U.S. Treasury obligations for deposits accepted outside the institution's normal market area. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited. At
September 30, 1998,  the Bank is a well
capitalized institution which was not subject to restrictions on brokered deposits within the meaning of these regulations and had no brokered deposits. See footnotes to Consolidated Financial Statements.

An institution that is not well-capitalized, even if meeting minimum capital requirements, may not solicit deposits by offering interest rates that are significantly higher than the relevant local or national rate as determined under the regulations.

Community Reinvestment Act Requirements. The FDIC, the Federal Reserve Board, the OTS and the OCC have jointly issued a final rule (the "Final Rule") under the Community Reinvestment Act (the "CRA"). The
Final Rule eliminates the existing CRA regulation's twelve assessment factors and substitutes a performance based evaluation system. The Final Rule will be phased in over a period of time and became fully effective on July 1, 1997. Under the Final
Rule, an institution's performance in meeting the credit needs of its entire community, including low-and moderate income areas, as required by the CRA, will generally be evaluated under three tests: the "lending test," the "investment test," and the "service test." A "small bank," defined to include one with less than $250 million in assets, is subject to a special test, involving consideration of loan to deposit ratio, the percentage of loans located in the institution's "assessment area", the degree of lending to persons of different income levels and to business and farms of different sizes, geographic distribution of loans, and responsiveness to complaints about its performance in meeting local credit needs. As an alternative, institutions may submit a "strategic plan" approved by the FDIC.
 These tests and standards are applied in a "performance context." The performance context includes information on income levels, housing stock and costs in the local area, any information about lending, investment and service opportunities in the area, the association's product offerings and business strategy, the institution's capacity and constraints, past performance and performance of similarly situated lenders, and written comments placed in the association's public file. Institutions receive a rating of "outstanding", "satisfactory", "needs to improve" or "substantial noncompliance."
These ratings are made publicly available and are used when applications are filed with the agency to branch, relocate an office, merge with or acquire other institutions, among other transactions. Based upon a review of the Final Rule, management of the Company does not anticipate that the CRA regulations will adversely affect the Bank.

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

Bad Debt Reserves. The Bank is subject to the rules and regulations of Internal Revenue Code Section 585 for deducting it bad debt for tax purposes. Section 585 is the reserve method of bad debts whereby the Bank can establish a tax bad debt reserve utilizing its experience method or its base year reserve level.

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


At September 30, 1998, the Federal income tax reserve of the Bank included $1.0 million for which no Federal income tax has been provided. Because of these Federal income tax reserves and the liquidation account to be established for the benefit of certain depositors of the Bank in connection with the conversion of the Bank to stock form, the retained earnings of the Bank are substantially restricted.

Pursuant to certain legislation which was recently enacted and which is effective for tax years beginning after 1995, a small thrift institution (one with an adjusted basis of assets of less than $500 million), such as the Bank, no longer is permitted to make additions to its tax bad debt reserve under the percentage of taxable income method. Such institutions are permitted to use the experience method in lieu of deducting bad debts only as they occur. Such legislation requires the Bank to realize increased tax liability over a period of at least six years, beginning in 1996. Specifically, the legislation requires a small thrift institution to recapture (i.e., take into income) over a multi year period the balance of its bad debt reserves in excess of the lesser of (i) the balance of such reserves as of the end of its last taxable year ending before 1988 or (ii) an amount that would have been the balance of such reserves had the institution always computed its additions to its reserves using the experience method. The recapture requirement is suspended for each of two successive taxable years beginning January 1, 1996 in which the Bank originates an amount of certain kinds of residential loans which in the aggregate are equal to or greater than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding 1996. It is anticipated that any recapture of the Bank's bad debt reserves accumulated after 1987 would not have a material adverse effect on the Bank's financial condition and results of operations.
As of September 30, 1998, the Bank's accumulated bad debt reserves after 1987 amounted to $9,000.

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

Item 2. Properties

At September 30, 1998, the Company conducted its business from its sole office in Danville, Illinois.
Ground was broke in July 1998 on a branch bank that was sustantially complete on September 30, 1998. The facility was opened for business on November 9, 1998. The branch adds several services unavailable at the main bank location including safe deposit boxes and a ATM.

The following tables set forth the net book value
(including leasehold improvement, furnishings and equipment) and certain other information with respect to the offices and other properties of the Company at September 30, 1998.


                                      Net Book Value of
                                          Premises and
                           Owned or       Equipment at     Deposits at
  Location                 Leased     September 30, 1998 September 30, 1998
                                      (In Thousands)
Main Office:
714 North Vermilion Street  Owned         $  572             $30,044
Danville, Illinois 61832

Future Branch:
421 S. Gilbert Street                     $  784                --
Danville, Illinois 61832


Item 3. Legal Proceedings

The Company is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate except as noted below, are believed by management to be immaterial to the financial conditon of the bank. On December 30, 1992, Rosemary Frobose, a former officer of the Bank, filed a lawsuit against the Bank in the United States
District Court, Central District of Illinois,
(subsequently transferred to the Central District of Illinois, Peoria Division) alleging that she was the victim of a retaliatory discharge based on common law rights and the federal "whistleblower statute," 12
USC ' 1831j(a). The plaintiff seeks compensatory and punitive damages against the Bank based upon her loss of income and employment for at least a ten-year period. She has not sought a specific dollar amount in her complaint but at one point made a demand of $900,000.
The Court entered a summary judgment in
favor of the Bank on each count. The employee has appealed the judgement on several counts to the Seventh Circuit Federal Court of Appeals in Chicago. Oral argument was heard on December 12, 1997.
Recently, the court of appeals reversed the district court's entry of summary In the judgment in favor of the bank on plaintiff's claims of retaliation under the whistleblower statute, a state retaliatory discharge claim, and a quantum merit claim for directors' fees. The Seventh Circuit affirmed summary judgement in favor of the bank on plaintiff's false light and defamation claims. See Frobose v American Savings & Loan Association of of Danville, Case Number 97-1432 (Seventh Cir., July 31, 1998). The Bank's litigation counsel believes that the range of potential loss after trial is between $250,000 and $1,000,000. In light of the seventh circuit opinion, it is the opinion of counsel that there is a reasonable possibility of a favorable plaintiff's verdict.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable


PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The information required herein is incorporated by reference from page 45 of the Company's 1998 Annual Report to Stockholders which is included herein as Exhibit 13 ("Annual Report").


Item 6. Management's Discussion and Analysis of
Financial Condition and Results of Operation

The information required herein is incorporated by reference from pages 6 to 21 of the 1998 Annual Report.


Item 7.  Financial Statements

The information required herein is incorporated by reference from pages 22 to 43 of the 1998 annual report.

Item 7a. Quantitative and Qualitative Disclosure About Market Risk

The information required herein is incorporated by reference from pages 14 to 19 of the 1998 Annual Report.


Item 8. Changes in and Disagreements With
Accountants on Accounting and Financial Disclosure

Not applicable

PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons;Compliance with Section 16(a) of the Exchange Act.

The information required herein is incorporated by reference from page 3 of the Company's definitive Proxy Statement dated December 21, 1998.


Item 10. Executive Compensation

The information required herein is incorporated by reference from page 10 of the Company's definitive Proxy Statement dated December 21, 1998.

Item 11. Security Ownership of Certain Beneficial
Owners and Management

The information required herein is incorporated by reference from page 2 of the Company's definitive Proxy Statement dated December 21, 1998.

Item 12. Certain Relationships and Related Transactions

The information required herein is incorporated by reference from page 12 of the Company's definitive Proxy Statement dated December 21, 1998.

Item 13. Exhibits, List and Reports on Form 8-K

(a) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 1998 Annual Report:

Independent Auditor's Report.

Consolidated Balance Sheet as of September 30, 1998 and 1997.

Consolidated Statement of Income for the Years Ended
September 30, 1998, 1997 and 1996.

Consolidated Statement of Changes in Stockholders'
Equity for the Years Ended September 30, 1998, 1997 and 1996.

Consolidated Statement of Cash Flows for the Years
Ended September 30, 1998, 1997 and 1996.

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

13    Annual Report to Stockholders for the Year Ended
      September 30, 1998


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



/s/ MERRILL G. NORTON
Merrill G. Norton
President, Chief Executive Officer and Director     December 23, 1998

/s/ THOMAS B. MEYER
Thomas B. Meyer
Chairman of the Board and Director                  December 23, 1998

/s/ WILLIAM T. INGRAM
William T. Ingram Director and Secretary            December 23, 1998

/s/ CARL W. BUSBY
Carl W. Busby Director                              December 23, 1998

/s/ ROBERT L. EWBANK
Robert L. Ewbank Director                           December 23, 1998