Form 10KSB40/A
period 1998-09-30
VERMILION BANCORP INC
filed 1999-01-12
CIK 1027820

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.
20549 FORM 10-KSB/A
X
    Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Number of shares of Common Stock outstanding as of December
1, 1998: 396,750
Transitional Small Business Disclosure Format:  Yes ________
No X


         DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference:

     (1) Portions of the Annual Report to shareholders for the year ended September 30, 1998, are incorporated into Part II, Items 5-7 and Part III,
Item 13 on this Form 10-KSB/A.

     (2) Portions of the Definitive Proxy Statement for the 1998 annual meeting of shareholders are incorporated into Part III, Items 9-12 of this form 10-KSB/A.


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


Legal Proceedings

The Bank is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate except as noted below, are believed by management to be immaterial to the financial condition of the Bank. On December 30, 1992,
Rosemary Frobose, a former officer of the Bank, filed a lawsuit against the Bank in the United States
District Court, Central District of Illinois,
(subsequently transferred to the Central District of Illinois, Peoria Division) alleging that she was the victim of a retaliatory discharge based on common law rights and the federal "whistleblower statute," 12
USC ' 1831j(a). The plaintiff seeks compensatory and punitive damages against the Bank based upon her loss of income and employment for at least a ten-year period. She has not sought a specific dollar amount in her complaint but at one point made a demand of $900,000.
The Court entered a summary judgment in
favor of the Bank on each count. The employee appealed the judgement on several counts to the Seventh Circuit Federal Court of Appeals in Chicago. Oral argument was heard on December 12, 1997.
Recently, the court of appeals reversed the district court's entry of summary judgement in favor of the Bank on plaintiff's claims of retaliation under the whistleblower statute, a state retaliatory discharge claim, and a quantum merit claim for directors' fees. The seventh circuit affirmred summary judgement in favor of the Bank on plaintiff's false light and defamation claims. See Frobose v. American Savings & Loan Association of Danville, Case Number 97-1432 (Seventh Cir., July 31, 1998). The Bank's attorneys have advised that they are unable to express an opinion as to the ultimate disposition of the claim.

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
Danville, Illinois 61832


Item 3. Legal Proceedings

The Company is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate except as noted below, are believed by management to be immaterial to the financial conditon of the bank. On December 30, 1992, Rosemary Frobose, a former officer of the Bank, filed a lawsuit against the Bank in the United States
District Court, Central District of Illinois,
(subsequently transferred to the Central District of Illinois, Peoria Division) alleging that she was the victim of a retaliatory discharge based on common law rights and the federal "whistleblower statute," 12
USC ' 1831j(a). The plaintiff seeks compensatory and punitive damages against the Bank based upon her loss of income and employment for at least a ten-year period. She has not sought a specific dollar amount in her complaint but at one point made a demand of $900,000.
The Court entered a summary judgment in
favor of the Bank on each count. The employee has appealed the judgement on several counts to the Seventh Circuit Federal Court of Appeals in Chicago. Oral argument was heard on December 12, 1997.
Recently, the court of appeals reversed the district court's entry of summary In the judgment in favor of the bank on plaintiff's claims of retaliation under the whistleblower statute, a state retaliatory discharge claim, and a quantum merit claim for directors' fees. The Seventh Circuit affirmed summary judgement in favor of the bank on plaintiff's false light and defamation claims. See Frobose v American Savings & Loan Association of of Danville, Case Number 97-1432 (Seventh Cir., July 31, 1998). The Bank's attorneys have advised that they are unable to express an opinion as to the ultimate disposition of the claim.

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