Form 10QSB
period 1998-12-31
VERMILION BANCORP INC
filed 1999-02-01
CIK 1027820

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

  X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934

  For the quarterly period ended December 31, 1998

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
----

 For the transition period from ________ to ________.

                   Commission file number: 000-22257

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

                       Yes  X  No __
                           ---

     371,358 shares of the registrant's common stock, par value
$0.01 per share, were outstanding at January 28, 1999.


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

     Item 3.     Defaults Upon Senior Securities

     Item 4.     Submission of Matters to a Vote of Security
                 Holders

     Item 5.     Other Information

     Item 6.     Exhibits and Reports on Form 8-K

     Signatures

Part 1. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS



                    VERMILION BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET

                                  (UNAUDITED)


                                                        DEC. 31       SEP. 30
                                                          1998          1998
                                                        _______       _______
 Assets
        Cash and due from banks                       $    84,001   $    53,430
        Interest-bearing demand deposits                2,734,145     1,688,212

               Cash and cash equivalents                2,818,146     1,741,642

        Interest-bearing time deposits                     20,000        20,000

        Investment securities:
           Available for sale                           1,774,033     2,784,515
           Held to maturity                             2,105,499     2,312,447

               Total investment securities              3,879,532     5,096,962

        Loans                                          35,630,446    34,380,142
        Allowance for loan losses                        (155,215)     (154,199)

               Net loans                               35,475,231    34,225,943

        Premises and equipment                          1,503,965     1,356,263

        Federal Home Loan Bank stock                      320,000       350,000

        Other Assets                                      312,051       425,628

               Total assets                           $44,328,925   $43,216,438

     Liabilities
        Deposits:
           Noninterest-bearing                        $   838,919   $   669,725
           Interest-bearing                            30,527,275    29,374,750

               Total deposits                          31,366,194    30,044,475

        Federal Home Loan Bank borrowings               6,400,000     6,400,000

        Other liabilities                                 187,121       450,681

               Total liabilities                       37,953,315    36,895,156

     Stockholders' Equity
        Preferred stock, $0.01 par value
           Authorized and unissued-400,000 shares               0             0
        Common stock, $0.01par value
           Authorized- 1,600,000 shares
           Issued- 396,750
           Outstanding- 368,537 and 367,479 shares         3,968         3,968
        Paid-in-capital                                 3,626,802     3,627,258
        Retained earnings                               2,909,241     2,866,968
        Management retention plan payable                  66,573        56,587
        Accumulated comprehensive income                   19,416        24,826
        Less:
        Unearned employee stock ownership plan shares    (250,390)     (258,325)

               Total stockholders' equity               6,375,610     6,321,282

               Total liabilities and
                                stockholders' equity  $44,328,925   $43,216,438


   See notes to unaudited consolidated financial statements.

                       VERMILION BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENT OF INCOME

                                    (UNAUDITED)
                                                             Three Months Ended
                                                               December 31,
                                                             ------------------
                                                               1998      1997
                                                               ____      ____
     Interest Income
        Loans receivable                                     $718,908  $616,683
        Investment securities                                  74,595    97,880
        Deposits with financial Institutions                   28,699    10,355

               Total interest income                          822,202   724,918

     Interest Expense
        Deposits                                              400,658   392,725
        Federal Home Loan Bank Borrowings                      84,093    37,777

               Total interest expense                         484,751   430,502

     Net Interest Income                                      337,451   294,416

        Provision for losses on loans                          15,000    10,000

     Net Interest Income After Provision for Losses on Loans  322,451   284,416

     Noninterest Income
        Loan Fees                                              14,731     7,784
        Other Income                                            6,315     4,165

               Total noninterest income                        21,046    11,949

     Noninterest Expense
        Salaries and employee benefits                        107,016    88,652
        Net occupancy expenses                                 25,822    25,510
        Data processing fees                                   10,877    14,198
        Deposit Insurance Expense                               4,283     4,604
        Printing and office supplies                            9,576     2,252
        Legal and professional fees                            58,124    42,224
        Advertising and promotion                               7,350     2,887
        Director and committee fees                            12,000     8,750
        Other expenses                                         44,676    23,582

               Total noninterest expense                      279,724   212,659

     Income Before Income Tax                                  63,773    83,707

        Income tax expense                                     21,500    16,500

     Net Income                                              $ 42,273  $ 67,207


     Earnings Per Share
         Basic
           Net Income                                           $0.11     $0.18
           Average Number of Shares                           371,103   368,169
         Diluted
           Net Income                                           $0.11     $0.18
           Average Number of Shares                           374,658   368,169


See notes to unaudited consolidated financial statements.

                     VERMILION BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                    (UNAUDITED)
                                                            Three Months Ended
                                                               December 31,
                                                            ------------------
                                                               1998       1997
                                                               ----       ----
     Operating Activities
        Net Income                                          $ 42,273   $ 67,207
        Adjustments to reconcile net income to net
        cash provided (used) by operating activities:
        Provision for loan losses                             15,000     10,000
        Investment securities amortization (accretion), net     (304)    (4,605)
        Depreciation                                           9,237      9,237
        Compensation expense related to ESOP & MRP            17,465     14,814
        Net change in:
           Other assets                                      113,577    (72,379)
           Other liabilities                                (258,088)   (18,079)

    Net cash provided (used) by operating activities         (60,840)     6,195

     Investing Activities
        Proceeds from maturities and principal payments of
        securities available for sale                      1,010,482     10,164
        Proceeds from maturities and principal payments of
        securities held to maturity                          196,370    105,502
        Net change in loans                               (1,264,288)  (645,016)
        Purchase of premises and equipment                  (156,939)   (83,574)
        Purchase of Federal Home Loan Bank stock              30,000          0

               Net cash provided by investing activities    (184,375)  (612,924)

     Financing Activities
        Net change in deposits                             1,321,719    109,309
        Proceeds of Federal Home Loan Bank borrowings              0    500,000

               Net cash provided by financing activities   1,321,719    609,309

     Net Change in Cash and Cash Equivalents               1,076,504      2,580

     Cash and Cash Equivalents, Beginning of Period        1,741,642  1,137,897

     Cash and Cash Equivalents, End of Period             $2,818,146 $1,140,477

     Additional Cash Flows Information
        Interest paid                                       $484,167   $437,494
        Income tax paid                                     $125,931    $30,000



 See notes to unaudited consolidated financial statements.


     Vermilion Bancorp Inc. and Subsidiary
Consolidated Statement of Comprehensive Income

                                                    Three Months Ended
                                                       December 31

                                                     1998        1997
Net Income                                         $42,273     $67,207
Other Comprehensive income, net of tax:
    Unrealized gain(loss) on Securities
     available for sale:
      Unrealized holding gains(loss) arising
       during the period, net of
        income tax (8,075) and (7,491)              (5,410)      5,019
      Less: Reclassification adjustment
       for gains included in net income,
        net of income tax                                0           0

Comprehensive Income                               $36,863     $72,226

     VERMILION BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BACKGROUND INFORMATION

   Vermilion Bancorp, Inc. (the "Company") was incorporated in November 1996 and on March 25, 1997 acquired all of the outstanding shares of common stock of American Savings Bank of Danville (the "Bank") upon the Bank's conversion from a state chartered mutual savings bank to a state chartered stock savings bank. The Company purchased 100% of the outstanding capital stock of the Bank using 75% of the net proceeds from the Company's initial stock offering, which was completed on March 25, 1997. The Company sold 396,750 shares of common stock in the initial offering at $10 per share, including 31,740 shares purchased by the Bank's Employee Stock Ownership Plan ("ESOP"). The ESOP shares were acquired by the Bank with proceeds from a Company loan totaling $317,400. The net proceeds of the offering totaled $3,632,522: $3,967,500 less $334,978 in underwriting commissions and other expenses.
        The acquisition of the Bank by the Company is being accounted for as a "pooling-of-interests" under generally accepted accounting principles. The application of the pooling-of-interests method records the assets and liabilities of the merged companies on a historical cost basis with no goodwill or other intangible assets being recorded.

2.   STATEMENT OF INFORMATION FURNISHED

   The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310 (b) of Regulation S-B, and in the opinion of management contains all adjustments necessary to present fairly the financial position as of December 31, 1998 and September 30, 1998, the results of operations for the three months ended December 31, 1998 and 1997, and the cash flows for the three months ended December 31, 1998 and 1997. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

        The consolidated financial statements are those of the Company and the Bank. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto dated October 20, 1998 included in the Company's 1998 Annual Report to Shareholders.

3.   EARNINGS PER SHARE


   Basic earnings per share have been computed based upon the weighted average common shares outstanding for the three months ended December 31, 1998 and 1997. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company.

   PART 1.  FINANCIAL INFORMATION
      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Vermilion Bancorp, Inc. (the "Company") is the holding company for American Savings Bank of Danville (the "Bank"). The Bank operates a wholly owned subsidiary, GBW Service Corporation, which services contract sales of real estate.


        FINANCIAL CONDITION

        Total assets increased $1.1 million from September 30, 1998 to December 31, 1998 or 2.6%. This increase was primarily funded by increases in total deposits.

        Cash and cash equivalents increased $1.1 million or 61.8% from September 30, 1998 to December 31, 1998. This was a result of proceeds from maturing investment securities being reinvested in interest bearing deposits because of favorable rates.

        Investment securities decreased $1.2 million 23.9% due to the maturities and paydowns of investment securities. The company did not purchase any investment securities from September 30, 1998 to December 31, 1998.

        The $1.2 million increase in net loans from September 30, 1998 to December 31, 1998 was the result of an increase of $1.1 million or 3.8% in one-to-four family residential mortgage loans, an increase of $454,000 or 45.5% in commercial loans offset by a decrease of $142,000 or 7.2% in consumer loans and a decrease of $121,000 or 24.6% in construction loans.

        Premises and equipment increased $148,000 or 10.9% from September 30, 1998 to December 31, 1998. The increase reflects the final payment on the new branch facility.

        FHLB stock declined $30,000 or 8.6% from September 30, 1998 to December 31, 1998. This is the result of a lower requirement by the FHLB due to the decrease in FHLB borrowings which occured during the quarter ended December 31, 1998. FHLB borrowings decreased $600,000 in July, 1998.

        Other assets decreased $114,000 or 26.7% from September 30, 1998 to December 31, 1998. The decrease is primarily the result of the disposal of repossessed collateral.

        The $1.3 million increase in total deposits or 4.4% was mainly attributable to the activities of the new branch facility.

	       Other liabilities decreased $264,000 or 58.5% for the period. This was primarily the result of a decrease in expenses payable.

        Total stockholders' equity increased $54,000 from September 30, 1998 to December 31, 1998, the increase summarized as follows:


   Stockholders' equity, September 30, 1998..........................$6,321,282
   Net income........................................................    42,273
   Change in unrealized gain/(loss) on securities Available for sale.    (5,410)
   ESOP shares allocated.............................................     7,479
   Management retention plan compensation ...........................     9,986
                                                                     ----------
   Stockholders' equity, December 31,1998............................$6,375,610
                                                                     ----------
                                                                     ----------


   RESULTS OF OPERATIONS

   THREE MONTH COMPARISON

        Net income was $42,273 for the three months ended December 31, 1998 compared to $67,207 for the three months ended December 31, 1997.

        Net interest income after the provision for losses on loans increased $38,000 in the three months ended December 31, 1998 compared to the same period in 1997. Total interest income increased $97,000 or 13.4% from $725,000 for the three months ended December 31, 1997 to $822,000 for the same period in 1998. The increase was primarily attributable to a $102,000 increase in interest income from loan receivables which increased from $617,000 for the three months ended December 31, 1997 to $719,000 for the same period in 1998. Total interest expense increased $54,000 or 12.6% from $431,000 to $485,000 for the comparable period in 1998. This increase was attributable to a $46,000 increase in interest expense on FHLB borrowings from the quarter ended December 31, 1997 compared to the same quarter in 1998. This increase is attributable to a higher level of the average FHLB borrowings outstanding. Average outstanding borrowings for the quarter ended December 31, 1998 were $3.7 million higher than for the same period in 1997. Interest expense on deposits increased $8,000 related to the increase in average deposits for the quarter ended December 31, 1998 as compared to the same period in 1997.
        The provision for loan losses was $15,000 for the three months ended December 31, 1998 compared to $10,000 for the same period in 1997. The provision corresponds with the growth in the loan portfolio. While management of the Bank believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for loan losses which may adversely affect net income.

     Non-interest income increased $9,000 or 76.1% for the three month period ended December 31, 1998 compared to the same period of 1997, due primarily to an increase in miscellaneous fees.

     Total noninterest expense increased $67,000 or 31.5% for the three months ended December 31, 1998 compared to the same period of 1997, due primarily to an increase of $21,000 in other expenses, an increase of $18,000 in salaries and employee benefits, an increase of $16,000 in legal and professional fees and an increase of $7,000 in printing and office supplies.

        Total income tax expense was $22,000 for the three months ended December 31, 1998 compared to $17,000 for the same period in 1997.
The change was due primarily to an increse in the effective tax rate. The effective tax rate was 33.7% for the 1998 quarter as compared to 19.1% for the 1997 quarter.



   LIQUIDITY AND CAPITAL RESOURCES

        The Bank's primary sources of funds are deposits, principal and interest payments on loans and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's initial stock offering, which was completed on March 25, 1997, contributed substantially to the Company's overall liquidity levels. The Federal Deposit Insurance Corporation ("FDIC"), the Bank's primary Federal regulator, requires the Bank to maintain adequate levels of liquid assets. The Bank's liquidity ratios were 17.1% and 18.2% at December 31, 1998 and September 30, 1998, respectively.

        A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") increased 1.1 million from September 30, 1998 to December 31, 1998. Cash was primarily provided by maturing investment securities and an increase in total deposits. Cash was primarily used to fund loans.

        As, of December 31, 1998, the Bank had outstanding commitments (including undisbursed loan proceeds) of $1.0 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1998 totaled $15.6 million. Based upon the Bank's experience, management believes that a significant portion of such deposits will remain with the Bank.

        The FDIC capital regulations require savings institutions to meet three capital standards: a tier 1 leveraged capital requirement; a tier one risk-based capital requirement, and a total risked based capital requirement. As of December 31, 1998, the Bank's capital percentages were: tier 1 leveraged capital, 12.08%; tier 1 risked based capital, 21.92%, and for total risk-based capital, 22.56% all of which significantly exceeded the regulatory requirements for each category.

     In addition to historical information, forward-looking statements are contained herein that are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations, include, but are not limited to, the impact of economic conditions(both generally and more specifically in the markets in which the Company operates), the impact of competition for the Company's customers from other providers of financial services, the impact of government legislation and regulation (which changes from time to time and over which the Company has no control), and other risks detailed in this Form 10-QSB and in the Company's other Securities and Exchange Commission ("SEC") filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC.


Recent Accounting Announcements

     In June, 1998, the SFSB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all periods after June 15, 1999. The Company will adopt
Standard 133 during fiscal year 2000 and does not anticipate any material impact to its financial statements.


Year 2000 Compliance

   	The Year 2000 compliance issue exists because many computer systems and applications currently use two digit fields to designate a year.  As the century date change occurs, date sensitive systems may either fail or not operate properly unless the underlying programs are modified or replaced.
	   The Bank's lending and deposit activities, like those of most financial institutions, depend significantly upon computer systems to process and record transactions.  The Company is aware of the potential Year 2000 problems that may affect the operating systems that control our computers as well as those of our third-party data service providers that maintain many of our records.  In 1997, the Bank began the process of identifying Year 2000 related problems that may affect the Bank's computer systems. A task force of
Bank officers was established to address the issues related to these problems.
Outside consultants have and will be utilized when required to complete this project.
	   The task force analyzed the Bank's operations and both identified those functions that would be affected by Year 2000 issues and determined which of these functions were mission critical (i.e. vital to the day-to-day operations of the Bank).  A time table was established for completion of the various sections of the project.
	   The Bank is working with the companies that supply or service the Bank's computer systems that rely on computers to identify and remedy any Year 2000 related systems.  The Board of Directors is monitoring the Bank's progress in addressing Year 2000 issues.
	   The Bank's contract with its data service provider ends in October, 1999.
The Bank has analyzed the various factors involved and has made the decision to transfer to a new data processor.  This has delayed the Bank's ability to test this area for Year 2000 compliance. Pending the completion of contract negotiation with the new data service provider, the Bank should begin testing on the new system by the end of March, 1999.
	   Inventory and testing of the Bank's computer equipment is complete. No new equipment purchases are anticipated because of the Year 2000 issue.
	   The direct expense to date (other than officer's salaries involved in the project) have been less than $10,000.
	   Although the Company believes it is taking the necessary steps to address the Year 2000 compliance issue, no assurances can be given that some problems will not occur or that we will not incur significant additional expenses in future periods.  In the event that the Bank incurs substantial expenses to make the Bank's current systems, programs and equipment Year
2000 compliant, the Company's net income, and financial condition could be adversely affected.
	   Because the Bank's loan portfolio to individual borrowers is diversified and its market area does not depend significantly upon one employer or industry, the Bank does not expect any Year 2000 related difficulties to significantly affect the Company's net earnings or cash flow.
	   The Bank is developing a contingency plan to deal with Year 2000 related issues.  This program will provide for dealing with situations that might occur that are both related to the Bank's operations (e.g.
computer systems or equipment, liquidity) and those beyond the Bank's control (e,g. power failure, phone/communication line failure).  The plan will include methods to deal with these situations and continue to service the Bank's customers despite Year 2000 problems arising.
The Bank has established June 30, 1999 as the deadline for completion of this plan.




PART 2.  OTHER INFORMATION

   Item 1.  Legal Proceedings

   Information regarding legal proceedings is presented in the Form 10-KSB40/A, Notes to the Consolidated Financial Statements of Vermilion Bancorp, Inc., filed January 12, 1999. Management believes that there have been no material developments in legal proceedings.

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


Dated:     January 28, 1999         /s/   Merrill G. Norton
                                    Merrill G. Norton
                                    President and Chief
                                    Executive Officer



Dated:     January 28, 1999         /s/  Terry L. Stal
                                    Terry L. Stal
                                    Chief Financial Officer