Form 10QSB
period 1999-03-31
VERMILION BANCORP INC
filed 1999-05-14
CIK 1027820

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

  X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1999

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

                       Yes  X  No __
                           ---

     357,075 shares of the registrant's common stock, par value
$0.01 per share, were outstanding at April 7, 1999.


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

     Item 3.     Defaults Upon Senior Securities

     Item 4.     Submission of Matters to a Vote of Security
                 Holders

     Item 5.     Other Information

     Item 6.     Exhibits and Reports on Form 8-K

     Signatures

Part 1. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS



                    VERMILION BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET


                                                       MAR. 31      SEP. 30
                                                         1999         1998
                                                     (unaudited)
                                                       _______      _______
 Assets
        Cash and due from banks                       $    90,757 $    53,430
        Interest-bearing demand deposits                3,269,460   1,688,212

               Cash and cash equivalents                3,360,217   1,741,642

        Interest-bearing time deposits                     20,000      20,000

        Investment securities:
           Available for sale                           1,248,027   2,784,515
           Held to maturity                             1,913,004   2,312,447

               Total investment securities              3,161,031   5,096,962

        Loans                                          35,551,654  34,380,142
        Allowance for loan losses                        (168,308)   (154,199)

               Net loans                               35,383,346  34,225,943

        Premises and equipment                          1,498,110   1,356,263

        Federal Home Loan Bank stock                      320,000     350,000

        Income taxes receivable                           175,000           0

        Other Assets                                      315,761     425,628


               Total assets                           $44,233,465 $43,216,438

     Liabilities
        Deposits:
           Noninterest-bearing                        $   870,419 $   669,725
           Interest-bearing                            30,886,755  29,374,750

               Total deposits                          31,757,174  30,044,475

        Federal Home Loan Bank borrowings               6,400,000   6,400,000

        Other liabilities                                 143,902     450,681

	  Lawsuit settlement payable                        500,000           0

               Total liabilities                       38,801,076  36,895,156

     Stockholders' Equity
        Preferred stock, $0.01 par value
           Authorized and unissued-400,000 shares               0           0
        Common stock, $0.01par value
           Authorized- 1,600,000 shares
           Issued and outstanding- 396,750                  3,968       3,968
        Paid-in-capital                                 3,647,102   3,627,258
        Retained earnings                               2,668,769   2,866,968
        Accumulated comprehensive income                    5,369      24,826
        Less:
        Unearned employee stock
         ownership plan shares-24,113 and 25,832 shares  (242,455)   (258,325)
        Unearned incentive plan shares-11,333 & 0 shares (144,500)     56,587
        Treasury Stock - 39,675 and 0 shares             (505,864)          0

               Total stockholders' equity               5,432,389   6,321,282

               Total liabilities and
                                stockholders' equity  $44,233,465 $43,216,438


   See notes to unaudited consolidated financial statements

                       VERMILION BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENT OF INCOME

                                    (UNAUDITED)
                                                          Six Months Ended
                                                              March 31,
                                                         ------------------
                                                          1999      1998
                                                          ____      ____
  Interest Income
     Loans receivable                                  $1,438,419  $1,253,546
     Investment securities                                135,565     194,740
     Deposits with financial Institutions                  60,262      29,241

            Total interest income                       1,634,246   1,477,527

  Interest Expense
     Deposits                                             786,670     776,043
     Federal Home Loan Bank Borrowings                    166,358      90,503

            Total interest expense                        953,028     866,546

  Net Interest Income                                     681,218     610,981
     Provision for losses on loans                         28,000      25,000

  Net Interest Income After Provision for Losses on Loans 653,218     585,981

  Noninterest Income
     Loan Fees                                             28,919      15,498
     Other Income                                          15,062      12,085
     Gain on Sale of Securities                            10,786           0
     Gain on Sale of Real Estate                           12,281           0

            Total noninterest income                       67,048      27,583

  Noninterest Expense
     Loss on settlement of lawsuit                        500,000           0
     Salaries and employee benefits                       238,298     174,520
     Net occupancy expenses                                58,613      48,607
     Data processing fees                                  30,363      29,481
     Deposit Insurance Expense                              8,855       9,140
     Printing and office supplies                          14,212       6,519
     Legal and professional fees                           79,869      60,413
     Advertising and promotion                             14,258       5,624
     Director and committee fees                           39,383      18,250
     Other expenses                                        70,974      54,860

            Total noninterest expense                   1,054,825     407,414
   Income(loss) Before Income Tax                        (334,559)    206,150

      Income tax expense(benefit)                        (136,360)     58,500

   Net Income(loss)                                     $(198,199)   $147,650




                                           Per Share data:
                                 Basic earnings per share   $(0.54)     $0.40
                                 Diluted earnigs per share  $(0.52)     $0.40


See notes to unaudited consolidated financial statements

                       VERMILION BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENT OF INCOME

                                    (UNAUDITED)

                                                         Three Months Ended
                                                               March 31,
                                                          ------------------
                                                            1999      1998
                                                            ____      ____
  Interest Income
     Loans receivable                                    $ 719,511 $ 636,863
     Investment securities                                  60,970    96,860
     Deposits with financial Institutions                   31,563    18,886

            Total interest income                          812,044   752,609

     Interest Expense
     Deposits                                              386,012   383,318
     Federal Home Loan Bank Borrowings                      82,265    52,726

            Total interest expense                         468,277   436,044

  Net Interest Income                                      343,767   316,565

     Provision for losses on loans                          13,000    15,000

  Net Interest Income After Provision for Losses on Loans  330,767   301,565

     Noninterest Income
     Loan Fees                                              14,188     7,714
     Other Income                                            8,747     7,920
     Gain on Sale of Securities                             10,786         0
     Gain on Sale of Real Estate                            12,281         0

            Total noninterest income                        46,002    15,634

  Noninterest Expense
     Loss on settlement of lawsuit                         500,000         0
     Salaries and employee benefits                        131,282    85,868
     Net occupancy expenses                                 32,791    23,097
     Data processing fees                                   19,486    15,283
     Deposit Insurance Expense                               4,572     4,536
     Printing and office supplies                            4,636     4,267
     Legal and professional fees                            21,745    18,189
     Advertising and promotion                               6,908     2,737
     Director and committee fees                            27,383     9,500
     Other expenses                                         26,298    31,278

            Total noninterest expense                      775,101   194,755

  Income(loss) Before Income Tax                          (398,332)  122,444

     Income tax expense(benefit)                          (157,860)   42,000

  Net Income(loss)                                       $(240,472)  $80,444




                                           Per Share data:
                                  Basic earnings per share    $(0.68)   $0.68
                                 Diluted earnings per share   $(0.65)   $0.65


See notes to unaudited consolidated financial statements

                     VERMILION BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)
                                                         Six Months Ended
                                                             March 31,
                                                         ------------------
                                                           1999       1998
                                                           ----       ----
  Operating Activities
     Net Income(loss)                                    $(198,199)  $147,650
     Adjustments to reconcile net income to net
     cash provided by operating activities:
     Provision for loan losses                              28,000     25,000
     Gain on sale of available for sale securities         (10,786)
     Investment securities amortization (accretion), net       223     (3,668)
     Depreciation                                           24,474     18,474
     Compensation expense related to ESOP & MRP             36,972     26,072
       Net change in:
        Income taxes receivable                           (175,000)
        Other assets                                       140,699    (74,724)
        Lawsuit settlement payable                         500,000          0
        Other liabilities                                 (306,779)    62,017

            Net cash provided by operating activities       39,604    200,821

  Investing Activities
     Purchase of Deposits with Financial Institutions            0    (20,000)
     Proceeds from sales of securities available for sale  500,000          0
     Proceeds from maturities and principal payments of
     securities available for sale                         996,762     14,996
     Proceeds from maturities and principal payments of
     securities held to maturity                           399,443    308,706
     Net change in loans                                (1,185,403)(1,993,310)
     Purchase of premises and equipment                   (166,321)  (122,533)
     Purchase of Federal Home Loan Bank stock               30,000          0

      Net cash provided (used) by investing activities     574,481 (1,812,141)

  Financing Activities
     Net change in deposits                              1,712,699     41,495
     Proceeds of Federal Home Loan Bank borrowings               0  2,400,000
     Purchase of treasury stock                           (505,866)         0
     Purchase of stock for incentive plan                 (202,343)

            Net cash provided by financing activities    1,004,490  2,441,495

  Net Change in Cash and Cash Equivalents                1,618,575    830,175

  Cash and Cash Equivalents, Beginning of Period         1,741,642  1,137,897

  Cash and Cash Equivalents, End of Period              $3,360,217 $1,968,072

  Additional Cash Flows Information
     Interest paid                                       $965,193    $776,481
     Income tax paid                                      $73,260     $30,000

See notes to unaudited consolidated financial statements






     Vermilion Bancorp Inc. and Subsidiary
Consolidated Statement of Comprehensive Income
               (unaudited)

		                                                   Three Months Ended
                                                           March 31,
                                                        1999           1998

Net Income (Loss)                                    $(240,472)     $  80,444
Other Comprehensive income, net of tax:
  Unrealized gain(loss) on Securities
   available for sale:
  Unrealized holding gains(loss) arising
   during the period, net of
   income tax (4,691) and (68)                          (7,434)          (108)
  Less: Reclassification adjustment
   for gains included in net income,
    net of income tax                                    6,613              0

Comprehensive Income(loss)                           $(241,293)     $  80,336


		                                                     Six Months Ended
                                                           March 31,
                                                         1999           1998

Net Income (Loss)                                     $(198,199)     $ 147,650
Other Comprehensive income, net of tax:
  Unrealized gain(loss) on Securities
   available for sale:
  Unrealized holding gains(loss) arising
   during the period, net of
   income tax ((4,691) and (68)                         (12,844)         4,911
  Less: Reclassification adjustment
   for gains included in net income,
    net of income tax                                     6,613              0

Comprehensive Income(loss)                            $(204,430)     $ 152,561



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

2.   STATEMENT OF INFORMATION FURNISHED

   The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and in the opinion of management contain all adjustments necessary to present fairly the financial position as of March 31, 1999 and September 30, 1998, the results of operations for the six months ended
March 31, 1999 and 1998, the results of operations for the three months ended March 31, 1999 and 1998, and the cash flows for the six months ended
March 31, 1999 and 1998, the consolidated statement of comprehensive income for the six months ended March 31, 1999 and 1998 and the consolidated statement of comprehensive income for the three months ended March 31, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the six months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

        The consolidated financial statements are those of the Company and the Bank. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto dated October 20, 1998 included in the Company's 1998 Annual Report to Shareholders.

3.   EARNINGS PER SHARE

   Basic earnings per share have been computed based upon the weighted average common shares outstanding for the three months ended March 31, 1999 and 1998 and for the six months ended March 31, 1999 and 1998. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company.



   PART 1.  FINANCIAL INFORMATION
      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Vermilion Bancorp, Inc. (the "Company") is the holding company for American Savings Bank of Danville (the "Bank"). The Bank operates a wholly owned subsidiary, GBW Service Corporation, which services contract sales of real estate.

        FINANCIAL CONDITION

        Total assets increased $1.0 million from September 30, 1998 to March 31, 1999 or 2.4% reflecting an increase in net loans of $1.2 million and an increase in interest bearing demand deposits of $1.6 million offset by a $1.9 million reduction in investment securities.

       Cash and cash equivalents increased $1.6 million from September 30, 1998 to March 31, 1999 or 92.9%. This reflects the increase in total deposits of $1.7 million.

        The $1.9 million or 38.0% decline in total investment securities from September 30, 1998 to March 31, 1999 was the result of the sale of investment securities to fund the stock repurchase that was done in February, 1999 and management's continued emphasis on reinvesting proceeds from investment securities paydowns and maturities in the Bank's loan portfolio.

        The $1.2 million increase in net loans from September 30, 1998 to March 31, 1999 was primarily the result of an increase of $1.0 million or 3.4% in mortgage loans.

	  Premises and equipment increased $142,000 or 10.5% from September 30, 1998 to March 31, 1999 which reflects the final payment on the construction of the new branch facility.

       Total deposits increased $1.7 million or 5.7% from September 30, 1998 to March 31, 1999 which reflects the new deposits being generated at the new branch facility and the accumulation of interest on existing deposit accounts.

       Other liabilities decreased $307,000 or 68.1% from September 30, 1998 to March 31, 1999 primarily as a result of taxes payable and the disposal of OREO.

       American Savings Bank settled the lawsuit by a former officer of the bank. The settlement was reached during the trial which took place during April, 1999. The lawsuit was discussed in the legal section of the 10KSB filed for September 30, 1998 and previous SEC filings. The settlement of $500,000 is reflected in the following line items of the balance sheet statements: Lawsuit settlement payable - $500,000; Income taxes receivable $175,000; and a net decrease in Retained earnings of $325,000. Net income, before the lawsuit settlement expense, was $127,000 for the six month period ending March 31, 1999.


        Total stockholders' equity decreased $889,000 from September 30, 1998 to March 31, 1999, the increase summarized as follows:


   Stockholders' equity, September 30, 1998..........................$6,321,282
   Net income........................................................  (198,199)
   Change in comprehensive income ...................................   (19,457)
   ESOP shares allocated and MRP compensation .......................    36,972
   Treasury Stock and MRP Shares repurchased ........................  (708,209)
                                                                     ----------
   Stockholders' equity, March 31,1998............................   $5,432,389
                                                                     ----------
                                                                     ----------


   RESULTS OF OPERATIONS

   SIX MONTH COMPARISON

        Net income(loss) was $(198,000) for the six months ended March 31, 1999 compared to $148,000 for the six months ended March 31, 1998. The decrease in earnings is primarily attributable to the lawsuit settlement which had a net effect of decreasing income $325,000.

        Net interest income after the provision for losses on loans increased $67,000 in the six months ended March 31, 1999 compared to the same period in 1998. Total interest income increased $157,000 or 10.6% from $1.5 million for the six months ended March 31, 1998 to $1.6 million for the same period in 1999. The increase was primarily attributable to a $185,000 or 14.7% increase in interest income from loan receivables which increased from $1.3 million for the six months ended March 31, 1998 to $1.4 million for the same period in 1999. Total interest expense increased $86,000 or 10.0% from $867,000 to $953,000 for the comparable period in 1999. This increase was attributable to a $76,000 increase in interest expense on FHLB borrowings from the quarter ended March 31, 1998 compared to the same quarter in 1999 which was attributable to a higher average of borrowings outstanding.

       The provision for loan losses was $28,000 for the six months ended March 31, 1999 compared to $25,000 for the same period in 1998. The provision corresponds with the growth in the loan portfolio. While management of the Bank believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for loan losses which may adversely affect net income.

     Non-interest income increased $39,000 or 143.1% for the six month period ended March 31, 1999 compared to the same period of 1998, primarily due to a $13,000 increase in loan fees, an $11,000 gain on the sale of available for sale securities, and a $12,000 gain on the sale of real estate.

     Total non-interest expense increased $647,000 or 158.9% for the six months ended March 31, 1999 compared to the same period of 1998, due primarily to the lawsuit settlement of $500,000 and an increase in salaries and employee benefits of $64,000 or 36.5%, and a $10,000 increase in net occupancy expense both of which reflect the opening of the new branch facility. Legal and professional fees increased $19,000 or 32.2%. Director and committee fees increased $21,000 or 115.8% which reflects the payment of director's fees paid by Vermilion Bancorp, Inc. which had not been in effect prior to May, 1998.

        Total income tax expense reflects a benefit of $136,000 for the six months ended March 31, 1999 compared to a $59,000 expense for the same period in 1998, reflecting the lawsuit settlement. The effective tax rate was 40.8% for the 1999 period as compared to 28.4% for the 1998 period.


THREE MONTH COMPARISON

        Net income(loss) decreased $321,000 or 398.9% from $80,000 for the three months ended March 31, 1998 compared to a loss of 240,000 for the three months ended March 31, 1999. The decrease in earnings is primarily attributable to the lawsuit settlement which had a net effect of decreasing income $325,000.


        Net interest income after the provision for losses on loans increased $29,000 or 9.7% in the three months ended March 31, 1999 compared to the same period in 1998. The increase in net interest income was primarily the result of an increase in total interest income of $59,000 or 7.9%. The increase in total interest income reflects an increase in interest income from loan receivables of $83,000 or 13.0% and an increase in interest on deposits at financial institutions of $13,000 or 67.1%. These increases were offset by a decline in investment security interest of $36,000 or 37.1%. The increase in loan receivables and decline in investment securities interest is a direct result of management's emphasis of increasing loans outstanding and funding them with proceeds from investment security proceeds and FHLB borrowings.
       Total interest expense increased $32,000 or 7.4% from $436,000 for the three months ended March 31, 1998 to $468,000 for the same period in 1999.
The increase is primarily the result of a $30,000 or 56.0% increase in interest expense on FHLB borrowings which reflects the increase in borrowed money.
        The provision for loan losses was $13,000 for the three months ended March 31, 1999 compared to $15,000 for the same period in 1998. The provision corresponds with the growth in the loan portfolio. While management of the Bank believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for loan losses which may adversely affect net income.

     Non-interest income increased $30,000 or 194.2% for the three month period ended March 31, 1999 compared to the same period of 1998, due to a $6,000 increase in loan fees, a $11,000 gain on the sale of securities available for sale and a $12,000 gain on the sale of real estate.

     Total non-interest expense increased $580,000 or 298.0% for the three months ended March 31, 1999 compared to the same period of 1998, due primarily to the lawsuit settlement of $500,000 and an increase of $45,000 in salary and employee benefits which reflects the opening of the new branch facility. Directors and committee fees increased by $18,000 or 188.2% which reflects the payment of director's fees paid by Vermilion Bancorp, Inc. which had not been in effect prior to May, 1998.


        Total income tax expense was a benefit of $158,000 for the three months ended March 31, 1999 compared to $42,000 for the same period in 1998, reflecting the lawsuit settlement. The effective tax rate was 39.6% for the 1999 quarter as compared to 34.3% for the 1998 quarter.



   LIQUIDITY AND CAPITAL RESOURCES

        The Bank's primary sources of funds are deposits, principal and interest payments on loans and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's initial stock offering, which was completed on March 25, 1997, contributed substantially to the Company's overall liquidity levels. The Federal Deposit Insurance Corporation ("FDIC"), the Bank's primary Federal regulator, requires the Bank to maintain adequate levels of liquid assets. The Bank's liquidity ratios were 17.1% and 18.8% at March 31, 1999 and September 30, 1998, respectively.

        A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") increased $1.6 million from September 30, 1998 to March 31, 1999. During the first six months of fiscal 1998, cash was primarily provided by proceeds from investment securities and increases in deposits. Cash was primarily used in fiscal 1999 to fund loans and repurchase stock. Cash increased $830,000 from September 30, 1997 to March 31, 1998. The increase in cash during the first six months of fiscal 1998 resulted from FHLB borrowings offset by cash used to fund loans.

        As, of March 31, 1999, the Bank had outstanding commitments
(including undisbursed loan proceeds) of $998,000. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1999 totaled $15.1 million. Based upon the Bank's experience, management believes that a significant portion of such deposits will remain with the Bank.

        The FDIC capital regulations require savings institutions to meet three capital standards: a tier 1 leveraged capital requiremnet, a tier one risk-based capital requirement, and a total risked based capital requirement. As of March 31, 1999, the Bank's capital percentages for tier 1 leveraged capital of 12.21%, tier 1 risked based capital of 22.41%, and total risk-based capital of 23.12% which significantly exceeded the regulatory requirement for each category.

"Safe Harbor" Statement under the Private Securities
Litigation Reform Act of 1995

     In addition to historical information, forward-looking statements are contained herein that are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations, include, but are not limited to, the impact of economic conditions (both generally and more specifically in the markets in which the Company operates), the impact of competition for the Company's customers from other providers of financial services, the impact of government legislation and regulation (which changes from time to time and over which the Company has no control), and other risks detailed in this Form10-QSB and in the Company's other Securities and Exchange Commission ("SEC") filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC.

Current Accounting Issues

During 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet at their fair market value. Statement No. 133 also acknowledges that the method for recording a gain or loss depends on the use of the derivative.

The new Statement applies to all entities. If hedge accounting is elected by the entity, the method of assessing the effectiveness of the hedging derivative and the measurement approach of determining the hedge's ineffectiveness must be established at the inception of the hedge.

Statement No. 133 amends Statement No. 52 and supercedes Statement No. 80, 105 and 119. Statement No. 107 is amended to include the disclosure provisions about the concentrations of credit risk from Statement No. 105. Several Emerging Issues Task Force consensuses are also changed or modified by the provisions of Statement No. 133.

Statement No. 133 will be effective for all the fiscal years beginning after June 15, 1999. The Statment may not be applied retroactively to financial statements of prior periods. The adoption of the statement will have no material impact on the Corporation's financial condition or result of operations.

Accounting for Mortgage-Backed Securities Retained After the Securitization of Motgage Loans Held for Sale by a Mortgage Banking Enterprise

Also in 1998, the FASB issued Statement No. 134, "Accounting for Mortgage-
Back Securities Retained After the Securitization of Motgage Loans Held for Sale by a Mortgage Banking Enterprise." It establishes accounting standards for certain activities of mortgage banking enterprises and for other enterprises with similar mortgage operations. This Statement amends Statement No. 65.

Statement No. 65, as previosly amended by the Statement No. 115 and 125, required a mortgage banking enterprise to classify a mortgage-backed security as a trading security following the securitization of the mortgage loan held for sale. This Statement further amends Statement No. 65 to require that after the securitization of the mortgage loans held for sale, an entity engaged in mortgage banking activities must classify the resulting mortgage-backed security or other retained interests based on the entity's ability and intent to sell or hold those investments.

The determination of the appropriate classification for securities retained after the securitization of mortgage loans by a mortgage banking enterprise now conforms to Statement No. 115. The only new requirement is that if an entity has sales commitment in place, the security must be classified into trading.

This Statement is effective for the first fiscal quarter beginning after December 15, 1998. On the date of the Statement is initially applied, an entity may classify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. those securities and other interests shall be classified based on the entity's present ability and intent to hold the investments. The adoption of this Statement will have no material impact on the Company's financial condition and results of operations.

Year 2000 Compliance

   	The Year 2000 compliance issue exists because many computer systems and applications currently use two digit fields to designate a year.  As the century date change occurs, date sensitive systems may either fail or not operate properly unless the underlying programs are modified or replaced.
	   The Bank's lending and deposit activities, like those of most financial institutions, depend significantly upon computer systems to process and record transactions.  The Company is aware of the potential Year 2000 problems that may affect the operating systems that control our computers as well as those of our third-party data service providers that maintain many of our records.  In 1997, the Bank began the process of identifying Year 2000 related problems that may affect the Bank's computer systems. A task force of
Bank officers was established to address the issues related to these problems.
Outside consultants have and will be utilized when required to complete this project.
	   The task force analyzed the Bank's operations and both identified those functions that would be affected by Year 2000 issues and determined which of these functions were mission critical (i.e. vital to the day-to-day operations of the Bank).  A time table was established for completion of the various sections of the project.
	   The Bank is working with the companies that supply or service the Bank's computer systems that rely on computers to identify and remedy any Year 2000 related systems.  The Board of Directors is monitoring the Bank's progress in addressing Year 2000 issues.
	   The Bank's contract with its data service provider ends in October, 1999.
The Bank has analyzed the various factors involved and has made the decision to transfer to a new data processor.  This has delayed the Bank's ability to test this area for Year 2000 compliance. Pending the completion of contract negotiation with the new data service provider, the Bank should begin testing on the new system by the end of July, 1999. The Bank did complete proxy testing during March 1999 on the new data processor's system with positve results in all areas tested.
	   Inventory and testing of the Bank's computer equipment is complete. No new equipment purchases are anticipated because of the Year 2000 issue.
	   The direct expense to date (other than officer's salaries involved in the project) have been less than $10,000.
	   Although the Company believes it is taking the necessary steps to address the Year 2000 compliance issue, no assurances can be given that some problems will not occur or that we will not incur significant additional expenses in future periods.  In the event that the Bank incurs substantial expenses to make the Bank's current systems, programs and equipment Year
2000 compliant, the Company's net income, and financial condition could be adversely affected.
	   Because the Bank's loan portfolio to individual borrowers is diversified and its market area does not depend significantly upon one employer or industry, the Bank does not expect any Year 2000 related difficulties to significantly affect the Company's net earnings or cash flow.
	The Bank has developed a contingency plan to deal with Year 2000 related issues.  This program provides for dealing with situations that might occur that are both related to the Bank's operations (e.g.
computer systems or equipment, liquidity) and those beyond the Bank's control (e,g. power failure, phone/communication line failure).  The plan will include methods to deal with these situations and continue to service the Bank's customers despite Year 2000 problems arising.




PART 2.  OTHER INFORMATION

   Item 1.  Legal Proceedings

    On December 30, 1992, Rosemary Frobose, a former officer of the Bank, filed a lawsuit against the Bank in the United States District Court, Central District of Illinois, alleging that she was the victim of a retaliatory discharge based on common law rights and the federal "whistleblower statute," 12
USC ' 1831j(a). The plaintiff seeks compensatory and punitive damages against Amerian Savings Bank of Danville, f/k/a American Savings and Loan Association based upon her loss of income and employment for at least a ten-year period. Although she did seek a specific dollar amount in her Complaint, at one point she did make a demand of $900,000.
   Trial on this lawsuit commenced in April of 1999. During the trial a settlement was reached which resulted in payment by the Bank of $500,000. This agreement is reflected the financial reports of this filing.


   Item 2.  Changes in Securities and Use of Preceeds

            Not applicable.

   Item 3.  Defaults Upon Senior Securities

            Not applicable.

   Item 4.  Submission of Matters to a Vote of Security Holders

            a) An Annual Meeting of Stockholders("Annual Meeting") was held on January 21, 1999.

	      b)  Not applicable.

            c) Two matters were voted upon at the Annual Meeting. The stockholders approved matters brought before the Annual Meeting. The matters voted upon together with the applicable voting results were as follows:

			1) Proposal to elect two directors for a three year term or until their successors are elected and qualified-Merrill G. Norton received votes for 247,570; against 5,000; abstain 0; and not voted 0; and Carl W. Busby received votes for 247,570; against 5,000; Abstained 0; and not voted 0.

			2) Proposal to ratify the appointment by the Board of Directors of Olive LLP, as the Company's independent auditors for fiscal year ending September 30, 1999; received votes for 247,445; against 100; abstain 5,025; and not voted 0.

            d)  Not applicable.

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



            b.   Reports on Form 8-K

                   8-K dated February 22, 1999 - Announces repurchase of shares




SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:     May 14, 1999             /s/   Merrill G. Norton
                                    Merrill G. Norton
                                    President and Chief
                                    Executive Officer



Dated:     May 14, 1999             /s/  Terry L. Stal
                                    Terry L. Stal
                                    Chief Financial Officer







Statement Regarding Computation of Earnings Per Share

                                                    Three Months Ended
                                                      March 31, 1999
                                                        (unaudited)

                                                           Weighted
                                                  Income    Average   Per-Share
                                                  (Loss)     Shares     Amount

Basic earnings Per Share
  Income/(loss) available to common shareholders $(240,472) 358,175    $(0.67)
Effect of Dilutive Securities
  MRP                                                        11,531

Diluted Earnings per Share

  Income/(loss) available to common shareholders
    and assumed conversions                      $(240,472) 369,706    $(0.65)


                                                   Three Months Ended
                                                     March 31, 1998
                                                       (unaudited)
                                                       Weighted
                                                       Average     Per-Share
                                            Income     Shares       Amount

Basic Earnings Per Share
  Income available to common Shareholders $ 80,444     368,638       $0.22
Effect of Dilutive Securities
  MRP                                                        0

Duluted Earnings Per Share
  Income available to common Shareholders
    and assumed conversions               $ 80,444     368,638       $0.22


                                                      Six Months Ended
                                                      March 31, 1999
                                                        (unaudited)

                                                           Weighted
                                                  Income    Average   Per-Share
                                                  (Loss)     Shares     Amount

Basic earnings Per Share
  Income/(loss) available to common shareholders $(198,199) 366,707    $(0.54)
Effect of Dilutive Securities
  MRP                                                        11,827

Diluted Earnings per Share

  Income/(loss) available to common shareholders
    and assumed conversions                      $(198,199) 378,534    $(0.52)


                                                     Six Months Ended
                                                     March 31, 1998
                                                       (unaudited)
                                                       Weighted
                                                       Average     Per-Share
                                            Income     Shares       Amount

Basic Earnings Per Share
  Income available to common Shareholders $147,650     369,049       $0.40
Effect of Dilutive Securities
  MRP                                                        0

Duluted Earnings Per Share
  Income available to common Shareholders
    and assumed conversions               $147,650     369,049       $0.40