Form 10QSB
period 1999-06-30
VERMILION BANCORP INC
filed 1999-08-12
CIK 1027820

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1999

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
     ACT OF 1934
----

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

                       Yes  X  No __
                           ---

     357,075 shares of the registrant's common stock, par value
$0.01 per share, were outstanding at August 7, 1999.


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

     Item 3.     Defaults Upon Senior Securities

     Item 4.     Submission of Matters to a Vote of Security
                 Holders

     Item 5.     Other Information

     Item 6.     Exhibits and Reports on Form 8-K

     Signatures

Part 1. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS



                    VERMILION BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET


                                                       JUNE 30      SEP. 30
                                                         1999         1998
                                                     (unaudited)
                                                       _______      _______
 Assets
        Cash and due from banks                       $   110,311 $    53,430
        Interest-bearing demand deposits                2,825,191   1,688,212

               Cash and cash equivalents                2,935,502   1,741,642

        Interest-bearing time deposits                     20,000      20,000

        Investment securities:
           Available for sale                             502,688   2,784,515
           Held to maturity                             1,733,853   2,312,447

               Total investment securities              2,236,541   5,096,962

        Loans                                          36,341,591  34,380,142
        Allowance for loan losses                        (174,484)   (154,199)

               Net loans                               36,167,107  34,225,943

        Premises and equipment                          1,502,614   1,356,263

        Federal Home Loan Bank stock                      321,400     350,000

        Other Assets                                      459,487     425,628


               Total assets                           $43,642,651 $43,216,438

     Liabilities
        Deposits:
           Noninterest-bearing                        $   966,998 $   669,725
           Interest-bearing                            30,662,275  29,374,750

               Total deposits                          31,629,273  30,044,475

        Federal Home Loan Bank borrowings               6,400,000   6,400,000

        Other liabilities                                 158,840     450,681

	         Total liabilities                     38,188,113  36,895,156

     Stockholders' Equity
        Preferred stock, $0.01 par value
           Authorized and unissued-400,000 shares               0           0
        Common stock, $0.01par value
           Authorized- 1,600,000 shares
           Issued and outstanding- 396,750                  3,968       3,968
        Paid-in-capital                                 3,650,865   3,627,258
        Retained earnings                               2,674,088   2,866,968
        Accumulated comprehensive income                    2,956      24,826
        Less:
        Unearned employee stock
         ownership plan shares-23,253 and 25,832 shares  (234,520)   (258,325)
        Unearned incentive plan shares-10,560 & 0 shares (136,955)     56,587
        Treasury Stock - 39,675 and 0 shares             (505,864)          0

               Total stockholders' equity               5,454,538   6,321,282

               Total liabilities and
                                stockholders' equity  $43,642,651 $43,216,438


   See notes to unaudited consolidated financial statements

                       VERMILION BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENT OF INCOME

                                    (UNAUDITED)
                                                         Nine Months Ended
                                                              June 30,
                                                         ------------------
                                                          1999      1998
                                                          ____      ____
  Interest Income
     Loans receivable                                  $2,132,177  $1,929,418
     Investment securities                                184,373     288,889
     Deposits with financial Institutions                  97,914      48,676

            Total interest income                       2,414,464   2,266,779

  Interest Expense
     Deposits                                           1,170,350   1,165,496
     Federal Home Loan Bank borrowings                    249,537     166,590

            Total interest expense                      1,419,887   1,332,086

  Net Interest Income                                     994,577     934,693
     Provision for losses on loans                         43,000      40,000

  Net Interest Income After Provision for Losses on Loans 951,577     894,693

  Noninterest Income
     Loan fees                                             41,711      24,164
     Other income                                          32,737      17,556
     Gain on sale of securities                            10,786           0
     Gain on sale of real estate                           12,281           0

            Total noninterest income                       97,515      41,720

  Noninterest Expense
     Loss on settlement of lawsuit                        500,000           0
     Salaries and employee benefits                       364,993     284,506
     Net occupancy expenses                                88,963      74,235
     Data processing fees                                  78,632      44,208
     Deposit insurance expense                             13,436      13,647
     Printing and office supplies                          18,055       8,926
     Legal and professional fees                           86,290      94,725
     Advertising and promotion                             18,033      11,698
     Director and committee fees                           56,707      50,541
     Other expenses                                        95,223      82,333

            Total noninterest expense                   1,320,332     664,819
   Income(Loss) Before Income Tax                        (271,240)    271,594

      Income tax expense(benefit)                        ( 78,360)     99,500

   Net Income(Loss)                                     $(192,880)   $172,094




                                           Per Share data:
                                 Basic earnings per share   $(0.55)     $0.47
                                 Diluted earnings per share  $(0.55)     $0.47


See notes to unaudited consolidated financial statements

                       VERMILION BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENT OF INCOME

                                    (UNAUDITED)

                                                          Three Months Ended
                                                               June 30,
                                                          ------------------
                                                            1999      1998
                                                            ____      ____
  Interest Income
     Loans receivable                                    $ 693,758 $ 675,668
     Investment securities                                  48,808    94,149
     Deposits with financial Institutions                   37,652    19,435

            Total interest income                          780,218   789,252

  Interest Expense
     Deposits                                              383,680   389,453
     Federal Home Loan Bank Borrowings                      83,179    76,087

            Total interest expense                         466,859   465,540

  Net Interest Income                                      313,359   323,712

     Provision for losses on loans                          15,000    15,000

  Net Interest Income After Provision for Losses on Loans  298,359   308,712

  Noninterest Income
     Loan fees                                              12,792     8,666
     Other income                                           17,675     5,471

            Total noninterest income                        30,467    14,137

  Noninterest Expense
     Salaries and employee benefits                        126,695   109,986
     Net occupancy expenses                                 30,350    25,628
     Data processing fees                                   48,269    14,727
     Deposit insurance expense                               4,581     4,507
     Printing and office supplies                            3,843     2,407
     Legal and professional fees                             6,421    34,312
     Advertising and promotion                               3,775     6,074
     Director and committee fees                            17,324    32,291
     Other expenses                                         24,249    27,473

            Total noninterest expense                      265,507   257,405

  Income Before Income Tax                                  63,319    65,444

     Income tax expense                                     58,000    41,000

  Net Income(loss)                                       $   5,319   $24,444




                                           Per Share data:
                                  Basic earnings per share  $ 0.02     $0.07
                                 Diluted earnings per share $ 0.01     $0.07


See notes to unaudited consolidated financial statements

                     VERMILION BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)
                                                         Nine Months Ended
                                                             June 30,
                                                         ------------------
                                                           1999       1998
                                                           ----       ----
  Operating Activities
     Net Income(loss)                                    $(192,880)  $172,094
     Adjustments to reconcile net income to net
       cash provided(used) by operating activities:
     Provision for loan losses                              43,000     40,000
     Gain on sale of available for sale securities         (10,786)
     Investment securities amortization (accretion), net       223     (5,536)
     Depreciation                                           39,711     27,711
     Compensation expense related to ESOP & MRP             47,412     37,401
       Net change in:
        Other assets                                       (45,166)   (65,264)
        Other liabilities                                 (291,841)   142,620

            Net cash provided by operating activities     (410,327)   349,026

  Investing Activities
     Net change in interest-bearing deposits                     0     79,000
     Proceeds from sales of securities available for sale  500,000          0
     Proceeds from maturities and principal payments of
       securities available for sale                     1,781,827     25,665
     Proceeds from maturities and principal payments of
       securities held to maturity                         578,594    475,253
     Net change in loans                                (1,984,164)(4,349,077)
     Purchase of premises and equipment                   (186,062)  (583,989)
     Purchase of Federal Home Loan Bank stock                    0    (66,800)
     Proceeds from sale of Federal Home Loan Bank stock     28,000          0

      Net cash provided (used) by investing activities     718,795 (4,419,948)

  Financing Activities
     Net change in deposits                              1,584,798    622,813
     Proceeds of Federal Home Loan Bank borrowings               0  4,400,000
     Purchase of treasury stock                           (505,864)         0
     Purchase of stock for incentive plan                 (193,542)         0

            Net cash provided by financing activities      885,392  5,022,813

  Net Change in Cash and Cash Equivalents                1,193,860    951,891

  Cash and Cash Equivalents, Beginning of Period         1,741,642  1,137,897

  Cash and Cash Equivalents, End of Period              $2,935,502 $2,089,788

  Additional Cash Flows Information
     Interest paid                                       $474,102  $1,166,130
     Income tax paid                                      $73,260     $34,531

See notes to unaudited consolidated financial statements






     Vermilion Bancorp Inc. and Subsidiary
Consolidated Statement of Comprehensive Income
               (unaudited)

		                                            Three Months Ended
                                                              June 30,
                                                        1999           1998

Net Income                                            $  5,319      $  24,444
Other Comprehensive income, net of tax:
  Unrealized gain(loss) on Securities
   available for sale:
  Unrealized holding gains(loss) arising
   during the period, net of
   income tax 1,479 and (594)                           (2,413)         1,207
  Less: Reclassification adjustment
   for gains included in net income,
    net of income tax                                        0              0

Comprehensive Income                                 $   2,906      $  25,651


		                                              Nine Months Ended
                                                               June 30,
                                                         1999           1998

Net Income (Loss)                                     $(192,880)    $ 172,094
Other Comprehensive income, net of tax:
  Unrealized gain(loss) on Securities
   available for sale:
  Unrealized holding gains(loss) arising
   during the period, net of
   income tax 9,351 and (3,009)                         (15,257)        6,118
  Less: Reclassification adjustment
   for gains included in net income,
    net of income tax                                     6,613        37,403

Comprehensive Income(loss)                            $(214,750)    $ 215,615



See notes to unaudited consolidated financial statements

     VERMILION BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BACKGROUND INFORMATION

   Vermilion Bancorp, Inc. (the "Company") was incorporated on November 13, 1996 and on March 25, 1997 acquired all of the outstanding shares of common stock of American Savings Bank of Danville (the "Bank") upon the Bank's conversion from a state chartered mutual savings bank to a state chartered stock savings bank. The Company purchased 100% of the outstanding capital stock of the Bank using 75% of the net proceeds from the Company's initial stock offering, which was completed on March 25, 1997. The Company sold
396,750 shares of common stock in the initial offering at $10 per share, including 31,740 shares purchased by the Bank's Employee Stock Ownership Plan ("ESOP"). The ESOP shares were acquired by the Bank with proceeds from a Company loan totaling $317,400. The net proceeds of the offering totaled $3,632,522: $3,967,500 less $334,978 in underwriting commissions and other expenses.
        The acquisition of the Bank by the Company was accounted for as a "pooling-of-interests" under generally accepted accounting principles. The application of the pooling-of-interests method records the assets and liabilities of the merged companies on a historical cost basis with no goodwill or other intangible assets being recorded.

2.   STATEMENT OF INFORMATION FURNISHED

   The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and in the opinion of management contain all adjustments necessary to present fairly the financial position as of June 30, 1999 and September 30, 1998, the results of operations for the Nine months ended
June 30, 1999 and 1998, the results of operations for the three months ended June 30, 1999 and 1998, and the cash flows for the nine months ended
June 30, 1999 and 1998, the consolidated statement of comprehensive income for the nine months ended June 30, 1999 and 1998 and the consolidated statement of comprehensive income for the three months ended June 30, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the nine months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

        The consolidated financial statements are those of the Company and the Bank. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto dated October 20, 1998 included in the Company's 1998 Annual Report to Shareholders.

3.   EARNINGS PER SHARE

   Basic earnings per share have been computed based upon the weighted average common shares outstanding for the three months ended June 30, 1999 and 1998 and for the nine months ended June 30, 1999 and 1998. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company.



   PART 1.  FINANCIAL INFORMATION
      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Vermilion Bancorp, Inc. (the "Company") is the holding company for American Savings Bank of Danville (the "Bank"). The Bank operates a wholly owned subsidiary, GBW Service Corporation, which services contract sales of real estate.

        FINANCIAL CONDITION

        Total assets increased $426,000 from September 30, 1998 to June 30,
1999 or 0.9% reflecting an increase in net loans of $1.9 million, an increase in interest bearing demand deposits of $1.1 million, and an increase in premises and equipment of $146,000 offset by a $2.9 million reduction in total investment securities.

       Cash and cash equivalents increased $1.2 million from September 30, 1998 to June 30, 1999 or 68.5%. Cash and due from banks increased $57,000 or 106.5% which reflects the increase cash on hand needed to operate the new branch facility. Interest-bearing demand deposits increased $1.1 million or 67.3%. This reflects funds being held from investments securities that matured during the quarter ended June 30, 1999. These funds were reinvested in investment securities in July, 1999.

        The $2.9 million or 56.1% decline in total investment securities from September 30, 1998 to June 30, 1999 was the result of the sale of investment securities to fund the stock repurchase that was done in February, 1999, the maturity of investment securities discussed in the preceding paragraph, and management's continued emphasis on reinvesting proceeds from investment securities paydowns and maturities in the Bank's loan portfolio.

        The $1.9 million or 5.7% increase in net loans from September 30, 1998 to June 30, 1999 was primarily the result of an increase in mortgage loans.

	  Premises and equipment increased $146,000 or 10.8% from September 30, 1998 to June 30, 1999 which reflects the final payment on the construction of the new branch facility.


       Total deposits increased $1.6 million or 5.3% from September 30, 1998 to June 30, 1999 which reflects the new deposits being generated at the new branch facility and the accumulation of interest on existing deposit accounts.

       Other liabilities decreased $292,000 or 64.8% from September 30, 1998 to June 30, 1999 primarily as a result of taxes payable.

       Total stockholders' equity decreased $867,000 from September 30, 1998 to June 30, 1999, the decrease is summarized as follows:


   Stockholders' equity, September 30, 1998..........................$6,321,282
   Net income........................................................  (192,880)
   Change in comprehensive income ...................................   (21,870)
   ESOP shares allocated and MRP compensation .......................    47,412
   Treasury Stock and MRP Shares repurchased ........................  (699,406)
                                                                     ----------
   Stockholders' equity, June 30,1999............................   $5,454,538
                                                                     ----------
                                                                     ----------


   RESULTS OF OPERATIONS

   NINE MONTH COMPARISON

        Net income/(loss) was $(192,880) for the nine months ended June 30, 1999 compared to net income of $172,094 for the nine months ended June 30, 1998. American Savings Bank settled the lawsuit by a former officer of the Bank.
The lawsuit was discussed in the legal section of the 10KSB filed for September, 1998 The decrease in earnings is primarily attributable to the lawsuit settlement which had a net effect of decreasing income $325,000.

        Net interest income after the provision for losses on loans increased $57,000 in the nine months ended June 30, 1999 compared to the same period in 1998. Total interest income increased $148,000 or 6.5% from $2.3 million for the nine months ended June 30, 1998 to $2.4 million for the same period in 1999. The increase was attributable to a $203,000 or 10.5% increase in interest income from loan receivables which increased from $1.9 million for the nine months ended June 30, 1998 to $2.1 million for the same period in 1999, a $49,000 or 101.2% increase in interest on deposits with financial institutions during the same period offset by a decline in interest on investment securities of $105,000 or 36.2%. Total interest expense increased $88,000 or 6.6% from $1.3 million to $1.4 million for the comparable period in 1999. This increase was primarily attributable to a $83,000 or 49.8% increase in interest expense on FHLB borrowings from the quarter ended June 30, 1998 compared to the same quarter in 1999 which was attributable to a higher average of borrowings outstanding.

       The provision for loan losses was $43,000 for the nine months ended June 30, 1999 compared to $40,000 for the same period in 1998. The provision corresponds with the growth in the loan portfolio. While management of the Bank believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for loan losses which may adversely affect net income.

     Non-interest income increased $56,000 or 133.7% for the nine month period ended June 30, 1999 compared to the same period of 1998, primarily due to a $17,000 increase in loan fees, a $16,000 increase in service charge income (which is included in the other income amount), an $11,000 gain on the sale of available for sale securities, and a $12,000 gain on the sale of real estate.

     Total non-interest expense increased $656,000 or 98.6% for the nine months ended June 30, 1999 compared to the same period of 1998, due primarily to the lawsuit settlement of $500,000 and an increase in salaries and employee benefits of $80,000 or 28.3% which reflects the opening of the new branch facility, and a $34,000 or 77.9% increase in net data processing expense which reflects the cost converting data processors. Printing and office supplies increased $9,000 or 102.3% in conjunction with the conversion to a new data processor and other expenses increased $13,000 or 15.7% due to increased travel and training expense on the conversion to a new data processor.

        Total income tax expense reflects a benefit of $78,000 for the nine months ended June 30, 1999 compared to a $100,000 expense for the same period in 1998, reflecting the lawsuit settlement. The effective tax rate was 28.9% for the 1999 period as compared to 36.6% for the 1998 period.


THREE MONTH COMPARISON

        Net income(loss) decreased $19,000 or 78.2% from $24,000 for the three months ended June 30, 1998 compared to $5,000 for the three months ended June 30, 1999. The decrease in earnings is primarily due to expenses incurred to convert to a new data processor.


        Net interest income after the provision for losses on loans decreased $10,000 or 3.4% in the three months ended June 30, 1999 compared to the same period in 1998. Loan receivable income increased $18,000 or 2.7% and interest on deposits at financial institutions increased $18,000 or 93.7%. These increases were offset by a decline in investment security interest of $45,000 or 48.2%. The increase in loan receivable interest and decline in investment securities interest is a direct result of management's emphasis of increasing loans outstanding and funding them with proceeds from investment security proceeds and FHLB borrowings and reflects the sale of securities to fund the repurchase of common stock that took place in February, 1999.

               The provision for loan losses was $15,000 for the three months ended June 30, 1999 and for the the three months ended June 30, 1998. The provision corresponds with the growth in the loan portfolio. While management of the Bank believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for loan losses which may adversely affect net income.

     Non-interest income increased $16,000 or 115.5% for the three month period ended June 30, 1999 compared to the same period of 1998, due to a $4,000 increase in loan fees and a $10,000 increase in service charge income.

     Total non-interest expense increased $8,000 or 3.1% for the three months ended June 30, 1999 compared to the same period of 1998, due primarily to $17,000 in salary and employee benefits and an increase of $5,000 in net occupancy expense both of which reflect the opening of the new branch facility. Directors and committee fees decreased by $15,000 or 46.4% and legal and professional fees decreased 28,000 or 86.4%.


        Total income tax expense was $58,000 for the three months ended June 30, 1999 compared to $41,000 for the same period in 1998. The increase in income tax expense was due to the change in management's estimate of the tax benefit of the year to date net loss.



   LIQUIDITY AND CAPITAL RESOURCES

        The Bank's primary sources of funds are deposits, principal and interest payments on loans and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's initial stock offering, which was completed on March 25, 1997, contributed substantially to the Company's overall liquidity levels. The Federal Deposit Insurance Corporation ("FDIC"), the Bank's primary Federal regulator, requires the Bank to maintain adequate levels of liquid assets. The Bank's liquidity ratios were 14.4% and 18.8% at June 30, 1999 and September 30, 1998, respectively.

        A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") increased $1.2 million from September 30, 1998 to June 30, 1999. During the first nine months of fiscal 1999, cash was primarily provided by proceeds from investment securities and increases in deposits. Cash was primarily used in fiscal 1999 to fund loans and repurchase stock. Cash increased $952,000 from September 30, 1997 to June 30, 1998. The increase in cash during the first nine months of fiscal 1998 resulted from FHLB borrowingsand increases in deposits offset by cash used to fund loans and pay for the construction of the new branch facility.

        As, of June 30, 1999, the Bank had outstanding commitments
(including undisbursed loan proceeds) of $528,000. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from June 30, 1999 totaled $15.4 million. Based upon the Bank's experience, management believes that a significant portion of such deposits will remain with the Bank.

        The FDIC capital regulations require savings institutions to meet three capital standards: a tier 1 leveraged capital requirement, a tier one risk-based capital requirement, and a total risked based capital requirement. As of June 30, 1999, the Bank's capital percentages for tier 1 leveraged capital of 11.64%, tier 1 risked based capital of 21.02%, and total risk-based capital of 21.7% which significantly exceeded the regulatory requirement for each category.

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

Statement No. 133 will be effective for all the fiscal years beginning after June 15, 1999. The Statement may not be applied retroactively to financial statements of prior periods. The adoption of the statement will have no material impact on the Corporation's financial condition or result of operations.

Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise

Also in 1998, the FASB issued Statement No. 134, "Accounting for Mortgage-
Back Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." It establishes accounting standards for certain activities of mortgage banking enterprises and for other enterprises with similar mortgage operations. This Statement amends Statement No. 65.

Statement No. 65, as previously amended by the Statement No. 115 and 125, required a mortgage banking enterprise to classify a mortgage-backed security as a trading security following the securitization of the mortgage loan held for sale. This Statement further amends Statement No. 65 to require that after the securitization of the mortgage loans held for sale, an entity engaged in mortgage banking activities must classify the resulting mortgage-backed security or other retained interests based on the entity's ability and intent to sell or hold those investments.

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

Year 2000 Compliance

   	The Year 2000 compliance issue exists because many computer systems and applications currently use two digit fields to designate a year.  As the century date change occurs, date sensitive systems may either fail or not operate properly unless the underlying programs are modified or replaced.
	   The Bank's lending and deposit activities, like those of most financial institutions, depend significantly upon computer systems to process and record transactions.  The Company is aware of the potential Year 2000 problems that may affect the operating systems that control our computers as well as those of our third-party data service providers that maintain many of our records.  In 1997, the Bank began the process of identifying Year 2000 related problems that may affect the Bank's computer systems. A task force of
Bank officers was established to address the issues related to these problems.
Outside consultants have and will be utilized when required to complete this project.
	   The task force analyzed the Bank's operations and both identified those functions that would be affected by Year 2000 issues and determined which of these functions were mission critical (i.e. vital to the day-to-day operations of the Bank).  A time table was established for completion of the various sections of the project.
	   The Bank is working with the companies that supply or service the Bank's computer systems that rely on computers to identify and remedy any Year 2000 related systems.  The Board of Directors is monitoring the Bank's progress in addressing Year 2000 issues.
	   The Bank converted to a new data processor during May 1999 and completed its year 2000 testing of the system in July 1999 with no apparent year 2000 related problems being found.
	   Inventory and testing of the Bank's computer equipment is complete. No new equipment purchases are anticipated because of the Year 2000 issue.
	   The direct expense to date (other than officer's salaries involved in the project) has been less than $20,000.
	   Although the Company believes it is taking the necessary steps to address the Year 2000 compliance issue, no assurances can be given that some problems will not occur or that we will not incur significant additional expenses in future periods.  In the event that the Bank incurs substantial expenses to make the Bank's current systems, programs and equipment Year
2000 compliant, the Company's net income, and financial condition could be adversely affected.
	   Because the Bank's loan portfolio to individual borrowers is diversified and its market area does not depend significantly upon one employer or industry, the Bank does not expect any Year 2000 related difficulties to significantly affect the Company's net earnings or cash flow.
	The Bank has developed a contingency plan to deal with Year 2000 related issues.  This program provides for dealing with situations that might occur that are both related to the Bank's operations (e.g.
computer systems or equipment, liquidity) and those beyond the Bank's control (e,g. power failure, phone/communication line failure).  The plan will include methods to deal with these situations and continue to service the Bank's customers despite Year 2000 problems arising.




PART 2.  OTHER INFORMATION

   Item 1.  Legal Proceedings

    On December 30, 1992, Rosemary Frobose, a former officer of the Bank, filed a lawsuit against the Bank in the United States District Court, Central District of Illinois, alleging that she was the victim of a retaliatory discharge based on common law rights and the federal "whistleblower statute," 12
USC ' 1831j(a). The plaintiff sought compensatory and punitive damages against American Savings Bank of Danville, f/k/a American Savings and Loan Association based upon her loss of income and employment for at least a ten-year period. Although she did seek a specific dollar amount in her Complaint, at one point she did make a demand of $900,000.
   Trial on this lawsuit commenced in April of 1999. During the trial a settlement was reached which resulted in payment by the Bank of $500,000.


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


Dated:     August 12, 1999           /s/   Merrill G. Norton
                                    Merrill G. Norton
                                    President and Chief
                                    Executive Officer



Dated:     August 12, 1999           /s/  Terry L. Stal
                                    Terry L. Stal
                                    Chief Financial Officer







Statement Regarding Computation of Earnings Per Share

                                                    Three Months Ended
                                                      June 30, 1999
                                                        (unaudited)

                                                           Weighted
                                                  Income    Average   Per-Share
                                                  (Loss)     Shares     Amount

Basic earnings Per Share
  Income/(loss) available to common shareholders $  5,319   352,034      $ 0.02
Effect of Dilutive Securities
  MRP                                                        10,848

Diluted Earnings per Share

  Income/(loss) available to common shareholders
    and assumed conversions                      $  5,319   362,882      $ 0.01


                                                   Three Months Ended
                                                     June 30, 1998
                                                       (unaudited)
                                                       Weighted
                                                       Average     Per-Share
                                            Income     Shares       Amount

Basic Earnings Per Share
  Income available to common Shareholders $ 24,444     369,251       $0.07
Effect of Dilutive Securities
  MRP                                                        0

Duluted Earnings Per Share
  Income available to common Shareholders
    and assumed conversions               $ 24,444     369,251       $0.07


                                                      Nine Months Ended
                                                      June 30, 1999
                                                        (unaudited)

                                                           Weighted
                                                  Income    Average   Per-Share
                                                  (Loss)     Shares     Amount

Basic earnings Per Share
  Income/(loss) available to common shareholders $(192,880) 352,034    $(0.55)
Effect of Dilutive Securities
  MRP                                                             0

Diluted Earnings per Share

  Income/(loss) available to common shareholders
    and assumed conversions                      $(192,880) 352,034    $(0.55)

MRP shares were excluded in the diluted earnings per share calculation as they were anti-dilutive due to the loss.


                                                     Nine Months Ended
                                                     June 30, 1998
                                                       (unaudited)
                                                       Weighted
                                                       Average     Per-Share
                                            Income     Shares       Amount

Basic Earnings Per Share
  Income available to common Shareholders $172,094     368,400       $0.47
Effect of Dilutive Securities
  MRP                                                        0

Duluted Earnings Per Share
  Income available to common Shareholders
    and assumed conversions               $172,094     368,400       $0.47