Form 10KSB40
period 1999-09-30
VERMILION BANCORP INC
filed 1999-12-28
CIK 1027820

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

X     Annual report under Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the fiscal year ended September 30, 1999

OR

     Transition report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

Commission File No.: 333-17227

          VERMILION BANCORP, INC.
(Name of Small Business Issuer in Its Charter)


         Delaware                          37-1363755
(State of Other Jurisdiction of           (I.R.S. Employer
Incorporation or Organization)              Identification)
Number)


714 North Vermilion Street
Danville, Illinois         61832
(Address of Principal    (ZIP Code)
Executive Offices)

Issuer's Telephone Number, Including Area Code: (217) 442-0270

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

1)Yes   X    No
2)Yes   x    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year:
$3,332,848.

As of December 1, 1999, the aggregate value of the 273,282 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 83,793 shares held by all directors and executives officers of the Registrant was $2,869,461. This figure is based on the closing bid price of $10.50 per share of the Registrant's Common Stock on December 1, 1999. Although directors and executive officers were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of December
1, 1999: 357,075
Transitional Small Business Disclosure Format:  Yes ________
No X


DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

(1) Portions of the Annual Report to shareholders for the year ended September 30, 1999, are incorporated into Part II, Items 5-7 and Part III, Item 13 on this Form 10-KSB.

(2) Portions of the Definitive Proxy Statement for the 1999 annual meeting of shareholders are incorporated into Part III, Items 9-12 of this form 10-KSB.


PART I

Item 1. Business

General

Vermilion Bancorp, Inc. (the "Company)" is a
Delaware incorporated bank holding company and the sole stockholder of American Savings Bank of Danville (the
"Savings Bank"). The only significant asset of the Company is the capital stock of the Savings Bank. The business of the Company currently consists of the business of the Savings Bank. At September 30, 1999, the Company had consolidated total assets of $43.76 million, total consolidated liabilities of $38.17 million, and total consolidated stockholders' equity of $5.59 million.


The Company had net loss of $71,000 for fiscal 1999, as compared to net income of $244,000 in fiscal 1998. The
Company's operating results are derived almost entirely from the Bank's results of operations.

The Company's earnings depend primarily on the difference be-tween the yield earned on its loan and investment securities portfolios and its cost of funds, consisting primarily of the interest paid on deposits and, to a lesser extent, on borrowings ("interest rate spread"). During fiscal year 1999 the Company's interest rate spread averaged 2.63% compared to 2.49% fiscal year 1998. Net interest income, after provision for loan losses, increased from $1.18 million to $1.28 million from 1998 to 1999, or 8.4%. The increase in net interest income from 1998 to 1999 was due primarily to a $243,000 increase in interest income from loans and a $47,000 increase in interest income from deposits with financial institutions, offset by a $139,000 decrease in interest income from investment securities. During the same period deposit interest expense declined by $13,000, interest expense on Federal Home Loan borrowings increased by $78,000, and provision for loan losses decreased $12,000.

Total noninterest income increased by $57,000 in 1999 to $111,000 as compared to $55,000 in 1998, while total noninterest expense increased $725,000 to $1.6 million. The increase in total noninterest income for 1999 was due primarily to an increase of $14,000 in loan fees, a $32,000 increase in other income, and an increase in net realized gains on sales of available for sale securities of $11,000. The increase in total noninterest expense was primarily due to a $500,000 litigation settlement expense (Frobose vs American Savings and Loan Association of Danville, Case Number 97-1432 (Seventh Cir., July 31, 1998)), an increase of $110,000 in salaries and employee benefits which reflects the opening of the new branch facility, an increase of $58,000 in net occupancy and equipment expense which also relates to opening the new branch facility, a $31,000 increase in data procesing expense which reflects the changes made in conjunction with Y2k concerns, a $10,000 increase in printing and office supplies, an $8,000 increase in advertising and promotion expense, a $6,000 increase in legal and professional fees, a $9,000 increase in director and committee fees, somewhat offset by a decrease of $6,000 other expenses.

The Company's assets totaled $43.76 million at September 30,
1999 as compared with $43.22 million at September 30, 1998.
The $547,000 increase in assets was primarily due to a $3.00 million increase in net loans, a $131,000 increase in premises and equipment, an $83,000 increase in other assets, offset by a decrease of $566,000 in cash and cash equivalents, and a decrease of $2.08 million in total investment securities. The increase in assets was funded primarily by an increase in deposits of $1.6 million.

The Savings Bank is a Illinois-chartered stock savings bank which was originally founded in 1888 as an Illinois-chartered mutual building and loan association. The Savings Bank converted from an Illinois chartered mutual savings association to an Illinois-chartered mutual savings bank in 1994. In March 1997, the Savings Bank converted from an Illinois-chartered mutual savings bank to an Illinois-chartered stock savings bank and was acquired by the Company. The Savings Bank conducts business from two facilities located in Danville, Illinois. The Savings Bank's deposits are insured by the Savings Association Insurance
Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") to the maximum extent permitted by law.



The Savings Bank is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured by single family residences as well as other loans. In addition to its lending activities, the Bank also has a securities portfolio consisting of mortgage-backed securities and other investment securities.


The Savings Bank is a community-oriented financial institution which emphasizes customer service and convenience. As part of this strategy, the Savings Bank has sought to develop a wide variety of products and services which meet the needs of its retail customers. The Savings Bank generally has sought to achieve long-term financial strength and stability by increasing the amount and stability of its net interest income.


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


Lending Activities

General. At September 30, 1999, the Company's net loan portfolio amounted to $37.23 million, or 85.1% of total assets at that date. The Company has traditionally concentrated its lending activities on conventional first mortgage loans secured by single-family residential properties and, to a lesser extent, multifamily mortgage loans and consumer loans.

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


Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.


                                       At September 30,
                               ----------------------------
                                1999              1998
                          ----------------- ----------------
                                   Percent           Percent
                          Balance  of Total Balance of Total
                               (Dollars in Thousands)
                          ----------------------------------
Type of Loan:
Real estate mortgage loans:
 One-to-four family       $32,160   86.23%  $28,409   82.86%
 Multi-family                 712    1.91       882    2.57
 Commercial real estate     1,098    2.94     1,581    4.61
 R.E. construction loans      225    0.60       492    1.44
Commercial business loans   1,005    2.69       997    2.91
Consumer loans              2,098    5.63     1,922    5.61
                           ------  ------    ------  ------
Total loans                37,298  100.00    34,283  100.00%
Plus:
Deferred loan costs           115                97
Less:
Allowance for loan losses     179               154
Unearned interest              --                --
                           ------            ------
Total loans, net          $37,234           $34,226
                           ======            ======


Contractual Principal Repayments and Interest Rates.


The following table sets forth certain information at September 30, 1999 regarding the dollar amount of loans maturing in the Bank's total loan portfolio, based on the contractual terms to maturity, before giving effect to net items. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.


                                        Over One
                            One Year  Through Five  Over Five
                             Or less      Years        Years    Total
                                       (In Thousands)
                            -----------------------------------------
Real estate mortgage loans:
 One-to-four family          $ 3,453     $ 3,600     $25,107  $32,160
 Multi-family                     29          44         639      712
 Commercial real estate           93         400         605    1,098
 Real estate construction loans  225         --          --       225
Commercial business loans        110         819          76    1,005
Consumer Loans                   471       1,371         256    2,098
                               -----       -----      ------   ------
Total loans                  $ 4,381     $ 6,234     $26,683  $37,298


The following table sets forth the dollar amount of all loans, before net items, due one year or more after September 30, 1999 which have fixed interest rates or which have floating or adjustable interest rates. For purposes of the table, all of the Bank's balloon loans were deemed to have floating or adjustable rates.


                                         Floating
                                Fixed  Or Adjustable
                                Rates      Rates     Total
                                      (In Thousands)
                               -----------------------------
Real estate mortgage loans:
One-to-four family            $26,902    $ 1,805     $28,707
Multi-family                      683        --          683
Commercial real estate          1,005        --        1,005
Real estate construction loans    --         --          --
Commercial business loans         895        --          895
Consumer loans                  1,627        --        1,627
                               ------      -----      ------
  Total loans                 $31,112    $ 1,805     $32,917
                               ======      =====      ======

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



                               Years Ended September30,
                                    (In Thousands)
                               ------------------------
                                     1999      1998
                                     ----      ----
Net loans, beginning balance       $34,226   $29,411
Loan originations:
Real estate mortgage loans:
One-to-four family                  10,071     8,331
Multi-family                           --        347
Commercial real estate                 --        739
Real estate construction loans         425       889
Commercial business loans              846       424
Consumer loans                       1,847     1,233
                                    ------    ------
Total loan originations             13,189    11,963

Loan principal reductions           10,174     7,188
Increase (decrease) due to
Other items, net(1)                     (7)       40
                                    ------    ------
Loan receivable, net end of period $37,234   $34,226
                                    ======    ======

(1) Includes changes in allowance for loan losses and deferred loan fees.


The lending activities of the Bank are subject to written underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Applications for residential mortgage loans are taken by one of the Bank's officers at the Bank's office or submitted to the Bank by mail. The process of underwriting loans and obtaining appropriate documentation, such as credit reports, appraisals, employment verification and other documentation is undertaken by the Bank's loan department. The Bank generally requires that a property appraisal be obtained in connection with all new mortgage loans. Property appraisals generally are performed by an independent appraiser from a list approved by the Bank's Board of Directors. The Bank requires that title insurance (or receipt of an abstract opinion) and hazard insurance be maintained on all security properties and that flood insurance be maintained if the property is within a designated flood plain.


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


Most loan approvals are considered by the Bank's loan committee (the "Loan Committee"), consisting of the Bank's president, assistant vice president and each of the outside members of the Bank's board of directors. Generally, loans of $100,000 or less may be reviewed and approved by the president and loans
$50,000 or less may be reviewed and approved by the loan officer. All other real estate loans require the approval of a majority of the Bank's Board of Directors. Share loans may be approved by any elected Bank officer, loan officer or Loan Committee member. The Bank also has established aggregate loan limitations which generally apply to larger loans and groups of loans made to one borrower. No loan or group of loans to any one borrower may exceed $500,000 without approval of the Board of Directors of the Bank.


One-to-four Family Residential Loans. Substantially all of the Bank's one-to-four family residential mortgage loans consist of conventional loans.
Conventional loans are loans that are neither insured by the FHA or partially guaranteed by the Department of Veterans Affairs ("VA"). Virtually all of the Bank's one-to-four family residential mortgage loans are secured by properties and are originated under terms and documentation which permit their sale to the Federal Home Loan Mortgage Corporation ("FHLMC"), or the Federal National Mortgage Association
("FNMA"). Sales of residential mortgage loans have been insignificant to date. As of September 30, 1999, $32.16 million, or 86.23%, of the Bank's total loans consisted of one to four family residential mortgage loans.


The Bank's one-to-four family mortgage loans are generally either fixed rate loans or shorter-term balloon loans. The Bank does not offer adjustable-rate one-to-four family residential mortgage loans. Fixed-rate loans generally have maturities ranging from 10 to 20 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. At
September 30, 1999, $25.86 million, or 80.40%, of the
Bank's one-to-four family residential mortgage loans were fixed-rate loans with original terms of from 10 to 30 years.
At September 30, 1999, the weighted average remaining term to maturity of the Bank's fixed rate, 1-to-4 family residential mortgage loans was approximately 12 years.
Substantially all of the Bank's fixed
rate, one-to-four family residential mortgage loans contain due on sale clauses, which permit the Bank to declare the unpaid balance to be due and payable upon the sale or transfer of any interest in the property securing the loan. The Bank generally enforces such due-on-sale clauses, but may waive the clause in certain circumstances.

The balloon loans currently offered by the Bank have terms of one or three years, but an amortization schedule of up to 30 years. At the end of a balloon loan's term, the entire balance of the loan is due.
The borrower has the option of repaying the loan on the due date or, subject to satisfying the Bank's underwriting criteria, accepting the renewed loan rate which is then offered by the Bank for such loans. In the latter case, the renewed loan is a new balloon loan with the same term as the initial balloon loan. The Bank has generally offered rates on such renewed loans at 1/4 of 1% to 1/2 of 1% higher than rates then offered on its new balloon residential real estate loans. Modified loans are amortized over the remaining life of the original amortization period. At September 30, 1999, $6.30 million or 19.60% of the Bank's one-to-four family residential mortgage loans were balloon loans.

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

For one-to-four family residential first mortgage loans the Bank's maximum loan-to-value ("LTV") ratio generally is 80%, and is based on the lesser of sales price or appraised value. On such loans with a LTV ratio of over 85%, private mortgage insurance ("PMI") is required on the amount of the loan in excess of 80% of value. The amount of an owner-occupied residential first mortgage loans is limited to $500,000 and the amount of an investment residential first mortgage loan is $250,000.

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

Multi-Family Residential and Commercial Real Estate
Loans. At September 30, 1999, the Bank had $1.81 million in outstanding loans secured by multi-family residences or commercial real estate. Such loans comprised 4.85% of the Bank's total loan portfolio at September 30, 1999 and all have either fixed rates of interest or are balloon loans. Generally, fees of 50 basis points to 1% of the principal loan balances are charged to the borrower upon closing. The Bank also obtains personal guarantees of the principals as additional security for any multi-family residential or commercial real estate loan.

At September 30, 1999, the Bank had $712,000 in outstanding loans secured by multi-family residences, all of which were apartment buildings. The Bank's underwriting standards generally provide for terms of up to 20 years with amortization of principal over the term of the loan and LTV ratios of not more than 75%. At September 30, 1999, the Bank had 10 loans secured by multi-family residences with an average balance of $71,000. As of that date none of the multi family loans were non-performing loans.

At September 30, 1999, the Bank had $1.10 million in outstanding loans secured by commercial real estate, primarily retail office and farmland. The Bank's underwriting standards generally provide for terms of up to ten years with amortization of principal over the term of the loans and LTV ratios of not more than 70%. At September 30, 1999, the Bank had 19 loans secured by commercial real estate with an average balance of $58,000. As of that date, one of the Bank's commercial real estate loans was non-performing totaling $68,000 or 6.2% of the outstanding loans secured by commercial real estate.

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

Construction Loans.  As of September 30, 1999, the
Bank's construction loans amounted to $225,000, or 0.60% of the Bank's total loan portfolio. The Bank originated $425,000 of single-family construction loans to individuals during the year ended September
30, 1999. A substantial majority of the Bank's construction loans have consisted of loans to construct single-family residences although the Bank will also consider construction loans for small apartment buildings.

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

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost
(including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project, when completed, having a value which is insufficient to assure full repayment. Loans on lots may run the risk of adverse zoning changes, environmental or other restrictions on future use.
As of September 30, 1999, none of the Bank's construction loans were considered non-performing.

Consumer Loans. The Bank offers consumer loans in order to provide a full range of retail financial services to its customers. However, substantially all of such loans are either home improvement, automobile or share loans. At September 30, 1999, $2.10 million, or 5.63%, of the Bank's total loan portfolio was comprised of consumer loans.
The Bank originates substantially all of such loans in its primary market area. Originations of consumer loans by the Bank amounted to $1.8 million in 1999.

For loans secured by vehicles either new or less than two model years old, the Bank's maximum LTV ratio is the lower of 90% of the purchase price or 100% of the balance due after trade-in allowances and the maximum loan amount is $55,000. For loans secured by vehicles at least two but less than six model years old, the amount of the loan may not exceed the lowest of 75% of the purchase price, 100% of the maximum
NADA Official Used Car Guide value or 100% of the balance due after trade-in and allowances. However, loans on such vehicles may not in any case exceed
$30,000. The Board has granted management the authority to exceed LTV ratios and other terms on vehicle loans if they are noted in subsequent monthly reports to the Board. As of September 30, 1999, the Bank had $968,000 of loans secured by vehicles.

Share loans are secured by the balance in the borrower's account with the Bank. These loans generally have interest rates 2% above the rate paid on the account balance and the principal of the loan may not exceed 90% of the account balance. As of September 30, 1999, the Bank had $182,000 of share loans.

Consumer finance loans generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In many cases, any repossessed collateral for a defaulted consumer financial loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance or depreciation of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower.
As of September 30, 1999, $75,000 or 3.6% of the
Bank's consumer loans were considered non-performing.

Commercial Business Loans. The Bank began offering commercial business loans in March 1995. At
September 30, 1999, the Bank's commercial business loans amounted to $1.0 million or 2.69% of the Bank's total loan portfolio. The Bank's commercial business loans are generally made to its current customers on a secured or unsecured basis and involve a wide range of business purposes. These loans generally have terms of between six months to one year. Notes either require a single payment at the end of their term or have amortizing payments of principal and interest for periods of up to five years. Commercial business loans of 100,000 or less may be reviewed and approved by the president and loans $50,000 or less may be reviewed and approved by the loan officer. All other commercial business loans require the approval of a majority of the Bank's Board of Directors. The Bank generally obtains personal guarantees from the principals of the borrower with respect to all commercial loans. The Bank had 32 commercial business loans as of September 30, 1999 with an average loan balance on that date of $66,000. As of September 30, 1999, $37,000 or 3.68% of the Bank's commercial business loans were non-performing.

Commercial business lending generally entails significantly greater risk than the risks involved with more traditional real estate lending. The repayment of commercial business loans typically is dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions.

Loans-to-One Borrower Limitations.  The Illinois
Savings Bank Act imposes limitations on the aggregate amount of loans that an Illinois chartered savings bank can make to any one borrower. Under the Illinois
Savings Bank Act the permissible amount of loans-to-one borrower is the greater of $500,000 (for a savings bank meeting its minimum capital requirements) or 20% of a savings bank's total capital plus general loan loss reserves. In addition, a savings bank may make loans in an amount equal to an additional 10% of the savings bank's capital plus general loan loss reserves if the loans are 100% secured by readily marketable collateral.
Under Illinois law, a savings bank's capital consists of capital stock and noncumulative perpetual preferred stock, related paid-in capital, retained earnings and other forms of capital deemed to be qualifying capital by the FDIC. At September 30, 1999, the Bank's limit on loans-to-one borrower under the Illinois Savings Bank Act was $847,000. At
September 30, 1999, the Bank's five largest groups of loans-to one borrower ranged from $380,000 to $662,000, with the largest single loan in such groups being a $371,000 loan secured by residential investment properties. Each of the five largest groups of borrowers has several loans from the Bank, generally a combination of loans secured by investment properties and a residence as well as smaller secured and unsecured personal loans. A substantial portion of each large group of loans is secured by real estate. At September 30, 1999, all of such loans were performing in accordance with their terms.

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

When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment.
Contacts are generally made by mail within ten days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, late charges are assessed and additional efforts are made to collect the loan. While the Bank generally prefers to work with borrowers to resolve such problems, in most cases, when the account becomes 120 days delinquent, the Bank institutes foreclosure or other proceedings, as necessary, to minimize any potential loss.

As a matter of policy the Bank evaluates individual loans past due 90 days or more to determine if current payments being collected or underlying collateral security justifies the accrual of additional interest.

Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure and loans deemed to be in-substance foreclosed under GAAP are classified as real estate owned until sold.
Pursuant to SOP 92-3 issued by the AICPA in April
1992, which provides guidance on determining the balance sheet treatment of foreclosed assets in annual financial statements for periods ending on or after December 15, 1992, there is a rebuttable presumption that foreclosed assets are held for sale and such assets are recommended to be carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. As of September 30, 1999, the Bank had no real estate owned. It is the Bank's policy to comply with the guidance set forth in SOP
92-3.

Under GAAP, the Bank is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that the Bank would not otherwise consider under current market conditions. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. As of September 30, 1999, the Bank had no loans deemed to be troubled debt restructurings. See the table below under "- Non-Performing Assets."

Delinquent Loans. The following table sets forth information concerning delinquent loans at the dates indicated in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.


                                 September 30, 1999
                                     30-89 Days
                               ----------------------
                                Amount    Percent of
                                         Loan Category
                                (Dollars in Thousands)
                               ----------------------
Real estate mortgage loans:
 One-to-four family              $ 540       1.68%
 Multi-family                       --        --
 Commercial real estate             --        --
 Real estate construction           --        --
Commercial business loans           26       2.59
Consumer loans                      16       0.76
                                  ----      -----
   Total                         $ 582       1.56%


                                  September 30, 1999
                                    90 days or more
                               ----------------------
                                Amount    Percent of
                                         Loan Category
                                (Dollars in Thousands)
                               ----------------------
Real estate mortgage loans:
 One-to-four family             $ 508       1.58%
 Multi-family                      --        --
 Commercial real estate            68       6.19
 Real estate construction          --        --
Commercial business loans          37       3.68
Consumer loans                     75       3.57
                                 ----       ----
  Total                         $ 688       1.84%


Non-Performing Assets. The following table sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated. The Bank did not have any troubled debt restructuring at any of the dates presented.


                                 At September 30,
                                  1999     1998
                              (Dollars in Thousands)
                              ----------------------
Non accruing loans:
Real estate mortgage loans:
One-to-four family                $ --    $ --
Multi-family                        --      --
Commercial real estate              --      --
Real estate construction loans      --      --
Commercial business loans           --      --
Consumer loans                      --      --
Total non-accruing loans            --      --

Accruing loans greater than 90
days delinquent:
Real estate mortgage loans:
One-to-four family                 508     256
Multi-family                        --      --
Commercial real estate              68      --
Real estate construction loans      --      --
Commercial business loans           37      --
Consumer loans                      75      46
                                   ----    ----
Total accruing loans greater than
90 days delinquent                 688     302

Total non-performing loans         688     302
Real estate owned                    0      87
                                   ----    ----
Total non-performing assets       $688    $389
Total non-performing loans as a
percentage of total loans         1.84%    1.13%
Total non-performing assets as a
percentage of total assets        1.57%    0.90%



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

At September 30, 1999, the Bank had $534,000 of assets classified substandard, $180,000 of assets classified doubtful and none classified as loss. At such date, the aggregate of the Bank's classified assets amounted to 1.63% of total assets.

Allowance for Loan Losses. The Bank's policy is to establish reserves to absorb losses on loans based on management's continuing review and evaluation of the portfolio and its judgment as to the impact of economic conditions on the portfolio. The allowance for losses on loans is maintained at a level believed adequate by management to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the past loss experience, changes in the composition of the portfolio and the current conditions and amount of loans outstanding. The allowance is increased by provisions for loan losses which are charged against income. As shown in the table below, at September 30, 1999, the Bank's allowance for loan losses amounted to 26.02% and 0.48% of the Bank's non-performing loans and total loans receivable, respectively.

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

On November 12, 1999, the Gramm-Leach-Bliley Act was signed into law. Under this legislation. Under section 241 of the act, the Securities and Exchange Commission is required to consult and coordinate comments with the appropriate Federal banking agency, the FDIC in the case of the Bank, before taking action or rendering any opinion with respect to the manner in which the Company reports loan loss reserves in its financial statements, including the amount of any such loan loss reserve.

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



The following table describes the activity related to the Bank's allowance for possible loan losses for the periods indicated.


                                      Year Ended September 30,
                                      ------------------------
                                            1999    1998
                                       (Dollars in Thousands)
                                      ------------------------
Balance at beginning of period              $154    $152
Charge-offs:
 One-to-four family real estate loans        (32)    (25)
 Consumer loans                              (18)    (53)
Recoveries:
 One-to-four family real estate                6       5
 Consumer loans                                6      --
Net charge-offs                              (38)    (79)
Provision for losses on loans                 63      75
Balance at end of period                    $179    $154
Allowance for loan losses as a percentage
of total loans outstanding                  0.48%   0.45%
Allowance for loan losses as a percentage
of total non-performing loans              26.02%  39.59%
Ratio of net charge-offs to
average loans outstanding                   0.11%   0.24%



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


                                       At September 30,
                                --------------------------
                                1999                  1998
                          Amount  Percent       Amount  Percent
                                 of Loans              of loans
                                  in Each               in Each
                                Category to           Category to
                                Total Loans           Total Loans
                                   (Dollars in Thousands)
                          ---------------------------------------
Real estate mortgage loans:
 One-to-four family        $104    86.23  %      $104   82.86%
 Multi-family                --     1.91           --    2.57
 Commercial real estate      25     2.94           --    4.61
Real estate construction     --     0.60           --    1.44
Commercial business loans     5     2.69            5    2.91
Consumer loans               45     5.63           45    5.61
                            ---    -----          ---   -----
   Total                   $179   100.00%        $154  100.00%




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

Investment Activities

General. Interest income from mortgage-backed securities and investment securities generally provides the second largest source of income to the Bank after interest on loans. The Bank's Board of Directors has authorized investment in U.S.
Government and agency securities, obligations of the FHLB, and mortgage backed securities issued by FNMA, FHLMC and the Government National Mortgage
Association ("GNMA") as well as by certain state, county and municipal securities. The Bank's objective is to use such investments to reduce interest rate risk, enhance yields on assets and provide liquidity. On September 30, 1999, the Bank's investment securities portfolio amounted to
$3.02 million, including a net unrealized loss of $4,000, with respect to its securities available for sale.

Mortgage-Backed Securities.  As of September 30,
1999 the Bank's mortgage-backed securities amounted to $1.16 million, or 2.65% of total assets. The Bank's mortgage-backed securities portfolio provides a means of investing in housing related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and with limited credit risk of default which arises in holding a portfolio of loans to maturity. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on mortgage-backed securities are passed from the mortgage originators, as servicer, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the GNMA.

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

As of September 30, 1999, all of the Bank's $1.16 million of mortgage-backed securities were classified as held to maturity.

At September 30, 1999, the weighted average contractual maturity of the Bank's fixed-rate mortgage-backed securities was approximately 1.9 years. The actual maturity of a mortgage backed security may be less than its stated maturity due to prepayments of the underlying mortgages.
Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security.
In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments.
Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.

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

Securities. The Bank's investments in investment securities other than mortgage-backed securities consist primarily of securities issued by the U.S.
Treasury and federal government agency obligations except for $364,000 of securities all of which are general obligations of Illinois municipalities. As of September 30, 1999, $1.49 million of such securities portfolio were classified available for sale. The remaining $364,000 of the Bank's investment securities portfolio, which do not include the mortgage backed securities, were classified as held to maturity. The Bank attempts to maintain a high degree of liquidity in its investment securities portfolio and generally does not invest in securities with terms to maturity exceeding ten years. As of September 30, 1999, the estimated weighted average life of the Bank's investment securities portfolio was 2.82 years.

The following table sets forth certain information regarding the Bank's investment securities at the dates indicated.



                                         September 30,
                          --------------------------------------
                                1999                1998
                          ------------------- ------------------
                           Amortized  Market   Amortized  Market
                              Cost    Value       Cost    Value
                                      (In Thousands)
                          --------------------------------------
Available for sale:
  U.S. Treasury           $  499     $  501   $1,745     $1,784
  Federal agencies           999        993    1,000      1,001
                           -----      -----    -----      -----
Total available for sale  $1,498     $1,494   $2,745     $2,785

Held to maturity:(1)
   State and municipal      $364       $364     $363       $374
Mortgage-backed Securities 1,158      1,174    1,949      1,984
                           -----      -----    -----      -----
Total held to maturity    $1,522     $1,538   $2,312     $2,359
                           -----      -----    -----      -----
Total Investment
  Securities              $3,020     $3,032   $5,057     $5,144





The following table sets forth certain information regarding the maturities of the Bank's investment securities at September 30, 1999.

                                   Contractually Maturing
                           -----------------------------------------
                                        Weighted         Weighted
                            Under 1     Average    1-5   Average
                             Year        Yield    Years   Yield
                                   (Dollars in Thousands)
                           -----------------------------------------
Available for sale:
U.S. Treasury                $ 501       5.88%    $ --       --%
Federal agencies                --         --       --       --
                              ----       ----      ----     ----
Total available for sale       501       5.88       --       --

Held to maturity:
Federal agencies                --         --       --      --
State and municipal(1)          --         --       --      --
Mortgage-backed securities      88       6.00       --      --
                              ----       ----      ----    ----
Total held to maturity          88       6.00       --      --
                              ----       ----      ----    ----
Total investment securities    589       5.90       --      --
                              ====       ====      ====    ====

                              Contractually Maturing
                          -------------------------------------------
                            Weighted          Weighted
                          6-10     Average   Over 10 Average
                          Years     Yield     Years   Yield     Total
                                  (Dollars in Thousands)
                          -------------------------------------------
Available for sale:
U.S. Treasury             $ --      -- %     $  --     -- %    $  501
Federal agencies           993     7.15         --     --         993
                          ----     ----        ----   ----      -----
Total available for sale   993     7.15         --     --       1,494

Held to maturity:
Federal agencies            --      --          --     --         --
State and municipal(1)     364     4.76         --     --         364
Mortgage-backed securities 108     9.01         962   6.48      1,158
                          ----     ----        ----   ----      -----
Total held to maturity     472     5.73         962   6.48      1,522
                          ----     ----       -----   ----      -----
Total investment
  securities            $1,267     6.98%     $  962   6.48%    $3,016
                         =====     ====       =====   ====      =====

(1) Yields on tax-exempt investments have not been computed on a tax-equivalent basis.


In addition, as a member of the FHLB of Chicago the Bank is required to maintain an investment in stock of the FHLB of Chicago equal to the greater of 1% of the Bank's outstanding home mortgage related assets or 5% of its outstanding advances from the FHLB of Chicago. As of September 30, 1999, the
Bank's investment in stock of the FHLB of Chicago amounted to $321,000. During the year ended September 30, 1999, the Bank received $21,000 in dividends on its FHLB stock. No ready market exists for such stock, which is carried at par value.

Sources of Funds

General. The Bank's principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through the Bank's two facilities. The
Bank also derives funds from amortization and prepayments of outstanding loans and mortgage-related securities, and from maturing investment securities.
Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. The Bank has made limited use of borrowings to supplement its deposits as a source of funds.

Deposits. The Bank's current deposit products include savings accounts, retirement savings accounts, NOW accounts, MMI accounts, certificates ranging in terms from one month to five years and non-interest-bearing personal and business checking accounts.

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


The following table sets forth certain information relating to the Bank's deposits by type, as of the dates indicated.



                                  September 30,
                          ---------------------------------
                                   1999              1998
                                  Percent          Percent
                                  Of Total         of Total
                          Amount  Deposits  Amount Deposits
                               (Dollars in Thousands)
                          ---------------------------------
Transaction accounts:
Demand accounts           $  698    2.20%   $  679    2.26%
NOW accounts                 746    2.36       589    1.96
Money market investment      991    3.13       753    2.50
Savings and retirement     5,512   17.42     5,296   17.63
                           -----   -----     -----   -----
Total transaction accounts  7,947  25.11     7,317   24.35
Certificates of deposit:
Within 1 year             15,720   49.69    14,944   49.74
1-2 years                  6,912   21.85     5,991   19.94
2-3 years                    686    2.17     1,430    4.76
3-4 years                    285    0.90        81    0.27
4-5 years                     89    0.28       281    0.94
                          ------  ------    ------  ------
Total certificates        23,692   74.89    22,727   75.65
                          ------  ------    ------  ------
Total deposits           $31,639  100.00%  $30,044  100.00%
                          ======  ======    ======  ======







The following table sets forth information relating to the Bank's deposit flows during the periods shown:


                     At or For the Year Ended September 30,
                     --------------------------------------
                                        1999          1998
                                           (In Thousands)
                                       --------------------
Net deposits (withdrawals)
 before interest credited            $   384       $  (283)
Interest credited                      1,211         1,229
                                       -----         -----
Total increase (decrease)in deposits   1,595       $   946



The following table shows the interest rate and maturity information for the Bank's certificates at September 30, 1999.


                                Maturity Date
               ------------------------------------------------
               One Year  Over 1-2  Over 2-3  Over 3-4  Over 4-5
               or less     Years     Years     Years     Years
                                (In Thousands)
               ------------------------------------------------
Interest Rate
4.00 to 4.99%   $6,058    $2,825    $   --    $   --    $   39
5.00 to 5.99%    8,586     3,875       551       240        50
6.00 to 6.99%    1,076       212       135        45        --
                 -----     -----     -----     -----     -----
    Total      $15,720    $6,912    $  686    $  285    $   89



The following table sets forth the maturities of the Bank's certificates having principal amounts of $100,000 or more at September 30, 1999.


    Maturity Period                  Amount
    ---------------              (In Thousands)
                                 --------------
Three months or less              $    802
Over three through six months        1,217
Over six through twelve months       1,796
Over twelve months                     400
                                     -----
Total certificates of deposit
with balances of $100,000 or more $  4,215


Return on Equity and Assets:
                               1999      1998
                               ----      ----
Return on assets              (0.17)%    0.61%
Return on equity              (1.19)     3.98
Dividend payout ratio          0.00      0.00
Equity to asset ratio         13.67%    15.07%


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

The following table sets forth the amounts of the Bank's borrowings and the weighted average rates for the year ended September 30, 1999.


                                 For the Year Ended September 30,
                                 --------------------------------
                                                    1999    1998
                                           (Dollars in Thousands)
                                           ----------------------
FHLB advances:
Average balance outstanding during the period(1) $6,400 $4,754 Maximum amount outstanding
at any month-end during the period                 $6,400  $7,000
Balance outstanding at end of period               $6,400  $6,400
Weighted average interest rate during the period    5.14%   5.37%
Weighted average interest rate at the end of period 5.14%   5.14%

(1) The average balance was computed using an average of monthly balances during the year.

Subsidiaries

The Bank currently has one subsidiary, G.B.W. Service
Corporation ("GBW"). GBW's primary activities are the collection of premiums on credit life and credit disability insurance policies and the collection of interest on certain real estate sales contracts. The
Bank's investment in its subsidiary totaled $118,000 as of September 30, 1999.


Legal Proceedings

The Bank is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate except as noted below under "Legal
Proceedings, are believed by management to be immaterial to the financial condition of the Bank.

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

The Bank experiences strong competition for real estate loans principally from other savings institutions, commercial banks and mortgage banking companies. The Bank competes for loans principally through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers and the convenient location of its two offices. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

Employees

The Bank had 14 full-time employees and 2 part-time employees as of September 30, 1999. None of these employees is represented by a collective bargaining agreement. The Bank believes that it enjoys excellent relations with its personnel.

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

Federal laws limit the transfer of funds by a subsidiary bank to its holding company in the form of loans or extensions of credit.

Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for the Bank described below. At September 30, 1999, the Company's Tier 1 and total capital significantly exceeded the Federal
Reserve Board's capital adequacy requirements.

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

The Commissioner has established a schedule for the assessment of "supervisory fees" upon all Illinois savings banks to fund the operations of the Commissioner. These supervisory fees are computed on the basis of each savings bank's total assets
(including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the Commissioner.
The Commissioner also assesses fees for examinations conducted by the Commissioner's staff, based upon the number of hours spent by the Commissioner's staff performing the examination. During the fiscal year ended September 30, 1999, the Bank paid approximately
$14,000 in supervisory fees and expenses.

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

FDIC-insured institutions also are required to adhere to certain risk-based capital guidelines which are designed to provide a measure of capital more sensitive to the risk profiles of individual banks.
Under the risk-based capital guidelines, capital is divided into two tiers: core (Tier 1) capital, as defined above, and supplementary (Tier 2) capital.
Tier 2 capital is limited to 100% of core capital and includes cumulative perpetual preferred stock, perpetual preferred stock for which the dividend rate is reset periodically based on current credit standing, regardless of whether dividends are cumulative or non-cumulative, mandatory convertible debt securities, term subordinated debt, intermediate-term preferred stock and the allowance for possible loan and lease losses. The allowance for possible loan and lease losses includable in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets. Total capital is the sum of Tier 1 and Tier 2 capital. The risk based capital framework assigns balance sheet assets to one of four broad risk categories which are assigned risk weights ranging from 0% to 100% based primarily on the degree of credit risk associated with the obligor. Off balance sheet items are converted to an on-balance sheet
"credit equivalent" amount utilizing certain conversion factors. The sum of the four risk weighted categories equals risk-weighted assets. At
September 30, 1999 the Bank met each of its capital requirements.

Dividends. Under the ISBA, dividends may only be declared when the total capital of the Bank is greater than that required by Illinois law.
Dividends may be paid by the Bank out of its net profits (i.e., earnings from current operations, plus actual recoveries on loans, investments, and other assets after deducting all current expenses, including dividends or interest on deposit accounts, additions to reserves as may be required by the Illinois Commissioner, actual losses, accrued dividends on preferred stock, if any, and all State and federal taxes). The written approval of the Commissioner must be obtained, however, before a savings bank having total capital of less than 6% of total assets may declare dividends in any year in an amount in excess of 50% of its net profits for that year. A savings bank may not declare dividends in excess of its net profits in any year without the approval of the Commissioner. In addition, before declaring a dividend on its capital stock, the Bank must transfer no less than one-half of its net profits of the preceding half year to its paid-in surplus until it shall have paid-in surplus equal to 20% of its capital stock. Finally, the Bank will be unable to pay dividends in an amount which would reduce its capital below the greater of (i) the amount required by the FDIC, (ii) the amount required by the Commissioner or (iii) the amount required for the liquidation account to be established by the Bank in connection with the Conversion. The Commissioner and the FDIC also have the authority to prohibit the payment of any dividends by the Bank if the Commissioner or the FDIC determines that the distribution would constitute an unsafe or unsound practice. By approval of the regulators, the Bank declared a $1.2 million dividend during September, 1999.) For the year ended September 30, 1999, the
Bank's capital was greater than that required by the FDIC and higher than 3% of total assets.

Federal Home Loan Bank System. The Bank is a member of the FHLB System which consists of 12 FHLBs under the jurisdiction of the Federal Housing Finance Board
("FHFB"). As a member of the FHLB System, the Bank is required to acquire and hold shares of capital stock of the FHLB of Chicago in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of the Bank's aggregate unpaid loan principal, or (ii) 0.3% of the Bank's total assets.
The Bank's holdings of FHLB capital
stock will be reviewed annually by the FHLB of Chicago using calendar year-end financial data to ensure that the Bank is holding the minimum required amount of FHLB capital stock. If the minimum amount required is decreased, the FHLB-Chicago may in its discretion and upon application of the Bank, retire excess shares of capital stock held by the Bank. The
Bank is in compliance with this requirement with an investment in FHLB capital stock of $321,000 at September 30, 1999.

The FHLBs provide a central credit facility primarily for member institutions. FHLBs make advances to member banks in accordance with each Federal Home
Loan Bank's policies and procedures established by the FHFB and the Board of Directors of such FHLB.
All long-term advances by a Federal Home Loan Bank
(advances having an original term to maturity greater than five years) must be made only for the purpose of providing funds for residential housing finance.
Advances are made upon the note or obligation of a member bank, must be fully secured and bear interest at a rate established by the FHFB. At September 30, 1999, the Bank had $6,400,000 in advances outstanding from the FHLB of Chicago. The Bank's aggregate outstanding advances from the FHLB of Chicago may at no time exceed 20 times the amounts paid in by the Bank for its holding of FHLB capital stock.

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

Brokered Deposits; Regulation of Deposit Rates.
Under applicable laws and regulations, an insured depository institution may be restricted in obtaining, directly or indirectly, funds by or through any "deposit broker," as defined, for deposit into one or more deposit accounts at the institution. The term "deposit broker" generally includes any person engaged in the business of placing deposits, or facilitating the placement of deposits, of third parties with insured depository institutions or the business of placing deposits with insured depository institutions for the purpose of selling interests in those deposits to third parties. Under FDIC regulations, well capitalized institutions are subject to no brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only (i) with a waiver from the FDIC and (ii) subject to the limitation that they do not pay an effective yield on any such deposit which exceeds by more than (a) 75 basis points the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted in its normal market area or (b) by 120% for retail deposits and 130% for wholesale deposits, respectively, of the current yield on comparable maturity U.S. Treasury obligations for deposits accepted outside the institution's normal market area. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited. At
September 30, 1999,  the Bank is a well
capitalized institution which was not subject to restrictions on brokered deposits within the meaning of these regulations and had no brokered deposits. See footnotes to Consolidated Financial Statements.

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

Under the Gramm-Leach-Bliley Act, more fully described below, the Bank will be subject to examination under the Community Reinvestment Act ("CRA") not more frequently than once every 60 months whereit receives the highest CRA rating and not more frequently than once every 48 months where its CRA rating is satisfactory.
The Bank's CRA rating is satisfactory.


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

The CDR Act. On September 23, 1994, the CDR Act was enacted. The CDR Act includes more than 50 regulatory relief provisions designed to streamline the regulatory process for banks and thrifts and to eliminate certain duplicative regulations and paperwork requirements established after, and largely as a result of, the savings and loan debacle. Well run community banks with less than $250 million in assets are examined every 18 months rather than annually. The application process for forming a bank holding company has been greatly reduced. Also, the requirement that call report data be published in local newspapers has been eliminated.

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

The Branching Act.  On September 29, 1994, the Riegle-
Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Branching Act") was enacted. Under the
Branching Act, beginning September 29, 1995, adequately capitalized and adequately managed bank holding companies are allowed to acquire banks across state lines, without regard to whether the transaction is prohibited by state law; however, they are required to maintain the acquired institutions as separately chartered institutions.
Any state law relating to the minimum age of target banks (not to exceed five years) will be preserved.
Under the Branching Act, the Federal Reserve Board is not be permitted to approve any acquisition if, after the acquisition, the bank holding company would control more than 10% of the deposits of insured depository institutions nationwide or 30% or more of the deposits in the state where the target bank is located. The Federal Reserve Board could approve an acquisition, notwithstanding the 30% limit, if the state waives the limit either by statute, regulation or order of the appropriate state official.

In addition, under the Branching Act banks are permitted to merge with one another across state lines and thereby create a main bank with branches in separate states.
After establishing branches in a state through an interstate merger transaction, the bank could establish and acquire additional branches at any location in the state where any bank involved in the merger could have established or acquired branches under applicable federal or state law.

The responsible federal agency is not permitted to approve any merger if, after the merger, the resulting entity would control more than 10% of the deposits of insured depository institutions nationwide or 30% or more of the deposits in any state affected by the merger. The responsible agency could approve a merger, notwithstanding the 30% limit, if the home state waives the limit either by statute, regulation or order of the appropriate state official.

Under the Branching Act, states may adopt legislation permitting interstate mergers before June 1, 1997.
In contrast, states may adopt legislation before June
1, 1997, subject to certain conditions, opting out of interstate branching. If a state opts out of interstate branching, no out-of-state bank may establish a branch in that state through an acquisition or de novo, and a bank whose home state opts out may not participate in an interstate merger transaction. Illinois adopted legislation permitting interstate mergers beginning on June 1, 1997.

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

Financial Modernnization. On November 12, 1999,
President Clinton signed into law the Gramm-
Leach-Bliley Act which, amoung other things, will, effective March 11, 2000, permit bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.
A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Fdicia prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activitie that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reseve Board.

The Gramm-Leach-Bliley Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserv Board has determined to be closely related to banking.
A national bank also may engage, subject to the limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory
Community Reinvestment Act rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restictions, which cold in clude divestiture of the financial in nature susidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community
Reinvestment Act rating of satisfactory or better.

The FDIC and Federal Reserve have yet to issue implementing regulations for this new legislation, and the effect of such regulations, when adopted, cannot be predicted. However, the legislation is expected to increase competition for the Company as well as present opportunities for activities and acqusitions, although no such activities or acquisitions are presently planned.


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


At September 30, 1999, the Federal income tax reserve of the Bank included $1.0 million for which no Federal income tax has been provided. Because of these Federal income tax reserves and the liquidation account established for the benefit of certain depositors of the Bank in connection with the conversion of the Bank to stock form, the retained earnings of the Bank are substantially restricted.

Pursuant to certain legislation which is effective for tax years beginning after 1995, a small thrift institution (one with an adjusted basis of assets of less than $500 million), such as the Bank, no longer is permitted to make additions to its tax bad debt reserve under the percentage of taxable income method.
Such institutions are permitted to use the experience method in lieu of deducting bad debts only as they occur. Such legislation requires the Bank to realize increased tax liability over a period of at least six years, beginning in 1996. Specifically, the legislation requires a small thrift institution to recapture (i.e., take into income) over a multi year period the balance of its bad debt reserves in excess of the lesser of (i) the balance of such reserves as of the end of its last taxable year ending before 1988 or (ii) an amount that would have been the balance of such reserves had the institution always computed its additions to its reserves using the experience method. The recapture requirement is suspended for each of two successive taxable years beginning January 1, 1996 in which the Bank originates an amount of certain kinds of residential loans which in the aggregate are equal to or greater than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding 1996. It is anticipated that any recapture of the Bank's bad debt reserves accumulated after 1987 would not have a material adverse effect on the Bank's financial condition and results of operations.

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

Item 2. Properties

At September 30, 1999, the Company conducted its business from two locations in Danville, Illinois.


The following tables set forth the net book value
(including leasehold improvement, furnishings and
equipment) and certain other information with respect
to the offices and other properties of the Company at
September 30, 1999.
                           Owned or
Location                   Leased
-------------------------------------
714 North Vermilion
Danville, Illinois 61832    Owned

412 S. Gilbert Street
Danville, Illinois 61832    Owned



Item 3. Legal Proceedings

The Company is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate except as noted below, are believed by management to be immaterial to the financial conditon of the bank.

On December 30, 1992, Rosemary Frobose, a former officer of the Bank, filed a lawsuit against the Bank in the United States District Court, Central
District of Illinois, (subsequently transferred to the Central District of Illinois, Peoria
Division) alleging that she was the victim of a retaliatory discharge based on common law rights and the Federal "whistle blower statute,"
12USC'1831j(a). On April 21, 1999 the Bank, without admitting or denying liability, settled the claim for $500,000.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable


PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The information required herein is incorporated by reference from page 44 of the Company's 1999 Annual Report to Stockholders which is included herein as Exhibit 13 ("Annual Report").


Item 6. Management's Discussion and Analysis of
Financial Condition and Results of Operation

The information required herein is incorporated by reference from pages 5 to 18 of the 1999 Annual Report.


Item 7.  Financial Statements

The information required herein is incorporated by reference from pages 20 to 42 of the 1999 Annual Report.

Item 8. Changes in and Disagreements With
Accountants on Accounting and Financial Disclosure

Not applicable

PART III


Item 9. Directors, Executive Officers, Promoters and Control
Persons;Compliance with Section 6(a) of the Exchange Act.

The information required herein is incorporated by reference from page 4 of the Company's definitive
Proxy Statement dated December 20, 1999.


Item 10. Executive Compensation

The information required herein is incorporated by reference from pages 9 and 10 of the Company's definitive Proxy
Statement dated December 20, 1999.

Item 11. Security Ownership of Certain Beneficial
Owners and Management

The information required herein is incorporated by reference from pages 2 and 3 of the Company's definitive
Proxy Statement dated December 20, 1999.

Item 12. Certain Relationships and Related Transactions

The information required herein is incorporated by reference from page 11 of the Company's definitive
Proxy Statement dated December 20, 1999.

Item 13. Exhibits, List and Reports on Form 8-K

(a) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 1999 Annual Report:

Independent Auditor's Report.

Consolidated Balance Sheet as of September 30, 1999 and 1998.

Consolidated Statement of Income for the Years Ended
September 30, 1999 and 1998.

Consolidated Statement of Changes in Stockholders'
Equity for the Years Ended September 30, 1999 and 1998.

Consolidated Statement of Cash Flows for the Years
Ended September 30, 1999 and 1998.

Notes to Consolidated Financial Statements.

(b) Reports on Form 8-K.

The following exhibits are filed as part of the Form
10-K, and this list includes the Exhibit Index:

No.   Exhibits

2     Plan of Conversion*

3.1   Certificate of Incorporation of Vermilion Bancorp, Inc.*

3.2   Bylaws of Vermilion Bancorp, Inc.*

4     Stock Certificate of Vermilion Bancorp, Inc.*

10.1  Employment Agreement between American Savings Bank of
Danville and Merrill G. Norton*

13    Annual Report to Stockholders for the Year Ended
September 30, 1999


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



/s/ MERRILL G. NORTON
Merrill G. Norton
President, Chief Executive Officer
and Director                             December 27, 1999

/s/ THOMAS B. MEYER
Thomas B. Meyer
Chairman of the Board and Director       December 27, 1999

/s/ WILLIAM T. INGRAM
William T. Ingram Director and Secretary December 27, 1999

/s/ CARL W. BUSBY
Carl W. Busby Director                   December 27, 1999

/s/ ROBERT L. EWBANK
Robert L. Ewbank Director                December 27, 1999