Form 10QSB
period 1999-12-31
VERMILION BANCORP INC
filed 2000-02-08
CIK 1027820

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

  For the quarterly period ended December 31, 1999

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

                       Yes  X  No __
                           ---

     357,075 shares of the registrant's common stock, par value
$0.01 per share, were outstanding at February 7, 2000.


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

     Item 3.     Defaults Upon Senior Securities

     Item 4.     Submission of Matters to a Vote of Security
                 Holders

     Item 5.     Other Information

     Item 6.     Exhibits and Reports on Form 8-K

     Signatures

Part 1. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS



                    VERMILION BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET


                                                         Dec. 31      SEP. 30
                                                           1999         1999
                                                       (unaudited)
                                                         _______      _______
 Assets
        Cash and due from banks                       $   287,312 $    93,054
        Interest-bearing demand deposits                  967,663   1,082,406
                                                        ---------   ---------
               Cash and cash equivalents                1,254,975   1,175,460

        Interest-bearing time deposits                     20,000      20,000

        Investment securities:
           Available for sale                           1,479,925   1,493,750
           Held to maturity                             1,380,556   1,522,407
                                                        ---------   ---------
               Total investment securities              2,860,481   3,016,157

        Loans                                          38,221,228  37,412,955
        Allowance for loan losses                        (171,273)   (179,420)
                                                       ----------  ----------
               Net loans                               38,049,955  37,233,535

        Premises and equipment                          1,475,483   1,487,666

        Federal Home Loan Bank stock                      321,400     321,400

        Other Assets                                      502,662     509,063
                                                       ----------  ----------
               Total assets                           $44,484,956 $43,763,281
                                                       ==========  ==========
     Liabilities
        Deposits:
           Noninterest-bearing                        $   894,016 $   678,971
           Interest-bearing                            31,372,212  30,960,093
                                                       ----------  ----------
               Total deposits                          32,266,228  31,639,064

        Federal Home Loan Bank borrowings               6,400,000   6,400,000

        Other liabilities                                 147,693     135,677
                                                       ----------  ----------
	         Total liabilities                       38,813,921  38,174,741

     Stockholders' Equity
        Preferred stock, $0.01 par value
           Authorized and unissued-400,000 shares               0           0
        Common stock, $0.01par value
           Authorized- 1,600,000 shares
           Issued and outstanding- 357,075                  3,968       3,968
        Additional paid-in-capital                      3,656,375   3,653,868
        Retained earnings                               2,869,417   2,795,510
        Accumulated comprehensive income                  (12,346)     (2,947)
        Less:
        Unearned employee stock
         ownership plan shares- 21,865 and 22,658 shares (218,650)   (226,585)
        Unearned incentive plan shares-9,698 and
                                       10,145 shares     (121,865)   (129,410)
        Treasury Stock - 39,675 shares                   (505,864)   (505,864)
                                                        ---------   ---------
               Total stockholders' equity               5,671,035   5,588,540
                                                       ----------  ----------
               Total liabilities and
                                stockholders' equity  $44,484,956 $43,763,281
                                                       ==========  ==========
   See notes to unaudited consolidated financial statements

                       VERMILION BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENT OF INCOME

                                    (UNAUDITED)
                                                         Three Months Ended
                                                            December 31,
                                                         ------------------
                                                          1999      1998
                                                          ____      ____
  Interest Income
     Loans receivable                                  $  759,745  $  718,908
     Investment securities                                 53,689      74,595
     Deposits with financial Institutions                  12,493      28,699
                                                          -------     -------
            Total interest income                         825,927     822,202

  Interest Expense
     Deposits                                             389,950     400,658
     Federal Home Loan Bank borrowings                     84,766      84,093
                                                          -------     -------
            Total interest expense                        474,716     484,751
                                                          -------     -------
  Net Interest Income                                     351,211     337,451
     Provision for losses on loans                         17,077      15,000
                                                          -------     -------
  Net Interest Income After Provision for Losses on Loans 334,134     322,451

  Noninterest Income
     Loan fees                                             11,516      14,731
     Other income                                          11,661       6,315
                                                           ------      ------
            Total noninterest income                       23,177      21,046

  Noninterest Expense
     Salaries and employee benefits                       125,835     119,502
     Net occupancy expenses                                39,209      25,822
     Data processing fees                                  16,524      10,877
     Deposit insurance expense                              4,631       4,283
     Printing and office supplies                           7,036       9,576
     Legal and professional fees                           17,753      58,124
     Advertising and promotion                              7,400       7,350
     Director and committee fees                           14,438      12,000
     Other expenses                                        30,578      32,190
                                                          -------     -------
            Total noninterest expense                     263,404     279,724
                                                          -------     -------
   Income Before Income Tax                                93,907      63,773

      Income tax expense                                   20,000      21,500
                                                           ------      ------
   Net Income                                           $  73,907   $  42,273
                                                           ======      ======



                                           Per Share data:
                                 Basic earnings per share   $(0.23)     $0.11
                                 Diluted earnings per share $(0.23)     $0.11


See notes to unaudited consolidated financial statements

                     VERMILION BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)
                                                         Three Months Ended
                                                            December 31,
                                                         ------------------
                                                           1999       1998
                                                           ----       ----
  Operating Activities
     Net Income(loss)                                    $  73,907  $  42,273
     Adjustments to reconcile net income to net
       cash provided(used) by operating activities:
     Provision for loan losses                              17,077     15,000
     Investment securities amortization (accretion), net      (870)      (304)
     Depreciation                                           18,636      9,237
     Compensation expense related to ESOP & MRP             17,987     17,465
       Net change in:
        Other assets                                        11,029    113,577
        Other liabilities                                   12,016   (258,088)
                                                           -------    -------
            Net cash provided(used)by operating activities 149,782    (60,840)
                                                           -------    -------
  Investing Activities
     Proceeds from maturities and sales
       of securities available for sale                          0  1,010,482
     Proceeds from maturities and principal payments of
       securities held to maturity                         142,519    196,370
     Net change in loans                                  (833,497)(1,264,288)
     Purchase of premises and equipment                     (6,453)  (156,939)
     Sale/(Purchase) of Federal Home Loan Bank stock             0     30,000
                                                           -------    -------
      Net cash (used) by investing activities             (697,431)  (184,375)
                                                           -------    -------
  Financing Activities
     Net change in deposits                                627,164  1,321,719
                                                           -------  ---------
            Net cash provided by financing activities      627,164  1,321,719
                                                           -------  ---------
  Net Change in Cash and Cash Equivalents                   79,515  1,076,504

  Cash and Cash Equivalents, Beginning of Period         1,175,460  1,741,642
                                                         ---------  ---------
  Cash and Cash Equivalents, End of Period              $1,254,975 $2,818,146
                                                         =========  =========
  Additional Cash Flows Information
     Interest paid                                       $468,195  $  484,167
     Income tax paid                                      $     0  $  125,931

See notes to unaudited consolidated financial statements






     Vermilion Bancorp Inc. and Subsidiary
Consolidated Statement of Comprehensive Income
               (unaudited)

		                                            Three Months Ended
                                                           December 31,
                                                        -------------------
                                                        1999           1998
                                                        ----           ----
Net Income                                           $ 73,907       $ 42,273
Other Comprehensive income, net of tax:
  Unrealized gain(loss) on Securities
   available for sale:
  Unrealized holding gains(loss) arising
   during the period, net of
   income tax (14,028) and (8,075)                     (9,399)        (5,410)
                                                        -----          -----
Comprehensive Income                                 $ 64,508      $  36,863

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

2.   STATEMENT OF INFORMATION FURNISHED

   The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and in the opinion of management contain all adjustments necessary to present fairly the financial position as of December 31, 1999 and September 30, 1999, the results of operations for the three months ended December 31, 1999 and 1998, and the cash flows for the three months ended December 31, 1999 and 1998, and the consolidated statement of comprehensive income for the three months ended December 31, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

        The consolidated financial statements are those of the Company and the Bank. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto dated October 08, 1999 included in the Company's 1999 Annual Report to Shareholders.

3.   EARNINGS PER SHARE

   Basic earnings per share have been computed based upon the weighted average common shares outstanding for the three months ended December 31, 1999 and 1998. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company.



   PART 1.  FINANCIAL INFORMATION
      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Vermilion Bancorp, Inc. (the "Company") is the holding company for American Savings Bank of Danville (the "Bank"). The Bank operates a wholly owned subsidiary, GBW Service Corporation, which services contract sales of real estate.

        FINANCIAL CONDITION


        Total assets increased $722,000 from September 30, 1999 to December 31, 1999 or 1.6%. This increase was primarily funded by increases in total deposits.

        Cash and cash equivalents increased $80,000 or 6.8% from September 30, 1999 to December 31, 1999. This was a result of increased liquidity being held for Y2K.

        Investment securities decreased $156,000 or 5.2% due to paydowns of investment securities. The company did not purchase any investment securities from September 30, 1999 to December 31, 1999.

        The $816,000 or 2.2% increase in net loans from September 30, 1999 to December 31, 1999 was primarily the result of an increase of $735,000 or 2.3% in one-to-four family residential mortgage loans.

        The $627,000 increase in total deposits or 2.0% was primarily the result of a $215,000 or 31.7% increase in non-interest bearing deposits and a $412,000 or 1.3% increase in interest bearing deposits.



        Total stockholders' equity increased $82,000 from September 30, 1999 to December 31, 1999, the increase summarized as follows:


   Stockholders' equity, September 30, 1999..........................$5,588,540
   Net income........................................................    73,907
   Change in unrealized gain/(loss) on securities Available for sale.    (9,399)
   ESOP shares allocated.............................................    10,442
   Management retention plan compensation ...........................     7,545
                                                                     ----------
   Stockholders' equity, December 31,1999............................$5,671,035
                                                                      =========


   RESULTS OF OPERATIONS

   THREE MONTH COMPARISON

        Net income was $74,000 for the three months ended December 31, 1999 compared to $42,000 for the three months ended December 31, 1998.

        Net interest income after the provision for losses on loans increased $12,000 in the three months ended December 31, 1999 compared to the same period in 1998. The increase was primarily attributable to a $11,000 or 2.7% decrease in interest expense on deposits.

     Total non-interest income increased $2,000 or 10.1% for the three month period ended December 31, 1999 compared to the same period of 1998, due primarily to an increase in service charge income.

     Total noninterest expense decreased $16,000 or 5.8% for the three months ended December 31, 1999 compared to the same period of 1998, due primarily to a decrease of $40,000 in legal and professional fees somewhat offset by increases in net occupancy expense of $13,000 or 51.8%, salary and employee benefits of $6,000 or 5.3%, and $6,000 or 51.9% in data processing fees.

     Total income tax expense was $20,000 for the three months ended December 31, 1999 compared to $22,000 for the same period in 1998.



   LIQUIDITY AND CAPITAL RESOURCES

        The Bank's primary sources of funds are deposits, principal and interest payments on loans and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's initial stock offering, which was completed on March 25, 1997, contributed substantially to the Company's overall liquidity levels. The Federal Deposit Insurance Corporation ("FDIC"), the Bank's primary Federal regulator, requires the Bank to maintain adequate levels of liquid assets. The Bank's liquidity ratios were 10.7% and 11.1% at December 31, 1999 and September 30, 1999, respectively.

        A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ("cash") increased $80,000 from September 30, 1999 to December 31, 1999. Cash was primarily provided by increases in deposits. Cash was primarily used to fund loans.

        As, of December 31, 1999, the Bank had outstanding commitments (including undisbursed loan proceeds) of $342,000. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1999 totaled $15.5 million. Based upon the Bank's experience, management believes that a significant portion of such deposits will remain with the Bank.

        The FDIC capital regulations require savings institutions to meet three capital standards: a tier 1 leveraged capital requirement, a tier one risk-based capital requirement, and a total risked based capital requirement. As of June 30, 1999, the Bank's capital percentages for tier 1 leveraged capital of 9.3%, tier 1 risked based capital of 16.4%, and total risk-based capital of 17.1% all of which significantly exceeded the regulatory requirement for each category.

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

Current Accounting Issues

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet at their fair value. Statement No. 133 also acknowledges that the method of recording a gain or loss depends on the use of the derivative. The New
Statement applies to all entities. If hedge accounting is elected by the entity, the method of assessing the effectiveness of the hedging derivative and the measurement approach of determining the hedge's ineffectiveness must be established at the inception of the hedge. Statement No. 133 amends
Statement No. 52 and supercedes Statements No. 80, 105, and 119. Statement
No. 107 is amended to include the disclosure provisions about the concentrations of credit risk from Statement No. 105. Several Emerging issues Task Force consensuses's are also changed or modified by the provisions of Statement
No. 133.

Statement No. 137 deferred the effective date of Statement No. 133 to all fiscal years beginning after June 15, 2000. The Statement may not be applied retroactively to financial statements of prior periods. The Statement's adoption will have no material impact on the Corporation's financial condition or result of operations.

Also in 1998, the FASB issued Statement No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement establishes accounting standards for certain activities of mortgage banking enterprises and for other enterprises with similar mortgage operations. This Statement amends SFAS No. 65 which as previously amended by SFAS Nos. 115 and 125, required a mortgage banking enterprise to classify a mortgage-backed security as a trading security following the securitization of the mortgage loan held for sale. This
Statement further amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities must classify the resulting mortgage-backed security or other retained interests based on the entity's ability and intent to sell or hold those investments. The determination of the appropriate classification for securities retained after the securitization of mortgage loans by a mortgage banking enterprise now conforms to SFAS No. 115. The only new requirement is that if an entity has a sales commitment in place, the security must be classified into trading. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. The Statement's adoption had no impact on the bank's financial condition and results of operations.



Year 2000 Compliance

The Year 2000 compliance issue exists because many computer systems and applications currently use two digit fields to designate a year.  As the century date change occurs, date sensitive systems may either fail or not operate properly unless the underlying programs are modified or replaced.
	   The Bank's lending and deposit activities, like those of most financial institutions, depend significantly upon computer systems to process and record transactions.  The Company is aware of the potential Year 2000 problems that may affect the operating systems that control our computers as well as those of our third-party data service providers that maintain many of our records.  In
1997, the Bank began the process of identifying Year 2000 related problems that may affect the Bank's computer systems. A task force of Bank officers was established to address the issues related to these problems. Outside consultants were utilized when required to complete this project.
	   The task force analyzed the Bank's operations and both identified those functions that would be affected by Year 2000 issues and determined which of these functions were mission critical (i.e. vital to the day-to-day operations of the Bank).  A time table was established for completion of the various sections of the project.
	   The Bank is working with the companies that supply or service the Bank's computer systems that rely on computers to identify and remedy any Year 2000 related systems.  The Board of Directors is monitoring the Bank's progress in addressing Year 2000 issues.
	   The Bank converted to a new data processor during May 1999 and completed its year 2000 testing of the system in July 1999 with no apparent year 2000 related problems being found.
	   Inventory and testing of the Bank's computer equipment is complete. No new equipment purchases are anticipated because of the Year 2000 issue. The direct expense to date (other than officer's salaries involved in the project) has been less than $40,000.
	   Although the Company believes it is taking the necessary steps to address the Year 2000 compliance issue, no assurances can be given that some problems will not occur or that we will not incur significant additional expenses in future periods.  In the event that the Bank incurs substantial expenses to make the Bank's current systems, programs and equipment Year 2000 compliant, the
Company's net income, and financial condition could be adversely affected.
	   Because the Bank's loan portfolio to individual borrowers is diversified and its market area does not depend significantly upon one employer or industry, the Bank does not expect any Year 2000 related difficulties to significantly affect the Company's net earnings or cash flow.
	The Bank has developed a contingency plan to deal with Year 2000 related issues.  This program provides for dealing with situations that might occur that are both related to the Bank's operations (e.g. computer systems or equipment, liquidity) and those beyond the Bank's control (e.g. power failure, phone/communication line failure).  The plan includes methods to deal with these situations and continue to service the Bank's customers despite Year 2000 problems arising.
	The Bank experienced no problems with the date change on January 1, 2000.
The Bank will continue to monitor the issue with respect to other possible problem dates such as February 29, 2000. The contingency plans discussed above are valid for handling potential problems.

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

   Item 6.  Exhibits and Reports on Form 8-K

            a.   Exhibits
                The following exhibits are filed as part of this report:

                3.1 Certificate of Incorporation of Vermilion
                Bancorp, Inc.*

                3.2 By-laws of Vermilion Bancorp, Inc.*

                11.0 Computation of earnings per share

                27.0 Financial Data Sheet

            b. 8-K dated November 5, 1999 - Announces earnings for twelve months ended September 30, 1999.
     _____________________________

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


Dated:     February 8, 2000         /s/   Merrill G. Norton
                                    Merrill G. Norton
                                    President and Chief
                                    Executive Officer



Dated:     February 8, 2000         /s/  Terry L. Stal
                                    Terry L. Stal
                                    Chief Financial Officer







Statement Regarding Computation of Earnings Per Share

                                                    Three Months Ended
                                                     December 31, 1999
                                                        (unaudited)
                                                  -----------------------------
                                                           Weighted
                                                  Income    Average   Per-Share
                                                  (Loss)     Shares     Amount
                                                  -------  --------    --------
Basic earnings Per Share
  Income/(loss) available to common shareholders $ 73,907   324,892      $ 0.23
Effect of Dilutive Securities
  MRP                                                         1,289

Diluted Earnings per Share

  Income/(loss) available to common shareholders
    and assumed conversions                      $ 73,907   326,181      $ 0.23


                                                   Three Months Ended
                                                   December 31, 1998
                                                       (unaudited)
                                           ---------------------------------
                                                       Weighted
                                                       Average     Per-Share
                                            Income     Shares       Amount

Basic Earnings Per Share
  Income available to common Shareholders $ 42,273     371,103       $0.11
Effect of Dilutive Securities
  MRP                                                    3,555

Diluted Earnings Per Share
  Income available to common Shareholders
    and assumed conversions               $ 42,273     374,658       $0.11